Form 10-K
period 1992-12-31
AMERICAN HOUSING PARTNERS
filed 1998-07-16
CIK 5207

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For the Year Ended December 31, 1992

                        Commission File Number 2-39494

                           AMERICAN HOUSING PARTNERS

                       A California Limited Partnership

                 I.R.S. Employer Identification No. 95-6345278

     12100 Wilshire Boulevard, Suite 1400, Los Angeles, California  90025

       Registrant's Telephone Number, Including Area Code (310) 207-0704

     Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:


                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ___  No   X
                                             ---

The registrant is a limited partnership and therefore has no voting stock. As of December 31, 1992, 7,005 limited partnership interests ("Interests") were outstanding, which had been issued originally in 1971. The Interests are not currently traded on any market. Therefore, no market selling price and no average bid or asked prices exist for the 60 days prior to the date of filing.

                               TABLE OF CONTENTS

                                                                  Page
PART I.

Item 1.   Business                                                 1

Item 2.   Properties                                               3

Item 3.   Legal Proceedings                                        4

Item 4.   Submission of Matters to a Vote of Security Holders      6


PART II.

Item 5.   Market for the Registrant's Partnership Interests        8

Item 6.   Selected Financial Data                                  9

Item 7.   Management's Discussion and Analysis of                 10
          Financial Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data             10

Item 9.   Changes in and Disagreements with Accountants           10
          on Accounting and Financial Disclosure


PART III.

Item 10.  Directors and Executive Officers of the Registrant      11

Item 11.  Executive Compensation                                  12

Item 12.  Partnership Interest Ownership of Certain               12
          Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions          12


PART IV.

Item 14.  Exhibits, Financial Statement Schedules                 13
          and Reports on Form 8-K

                                    PART I


ITEM 1.  BUSINESS


     American Housing Partners ("AHP"), a California limited partnership, was formed on June 7, 1971, to invest through local limited partnerships in government assisted multi-family housing developments ("Projects" or "Government-Assisted Properties"). Each local limited partnership owns, individually, a single low to moderate income multi-family housing project which is subsidized and/or mortgage-insured by the federal government. During 1992, and as of December 31, 1992, AHP held interests in five local limited partnerships which own and operate a Project. The general partner of AHP is NIDC Managers, Inc., a Delaware corporation ("NIDMI" or "the General Partner"). See
Item 12 "Partnership Interest Ownership of Certain Beneficial Owners and Management".

     In order to stimulate private investment in low and moderate income housing of the types in which AHP has invested, the federal government has provided investors with significant ownership incentives, including interest subsidies, rent supplements, mortgage insurance and other measures, with the intent of reducing the risks and providing the investors/owners with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. However, there are significant risks inherent in this type of housing. Long-term investments in real estate limit the ability of AHP to vary its portfolio in response to changing economic, financial and investment conditions, and such investments are subject to changes in economic circumstances and housing patterns, rising operating costs and vacancies, rent controls and collection difficulties, costs and availability of energy, as well as other factors which normally affect real estate values. In addition, these projects usually involve greater management burdens and operating expenses than conventional housing projects.

     AHP's Projects were typically initiated by private developers who optioned or acquired the sites and applied for Federal Housing Administration (FHA) mortgage insurance and subsidies. AHP became the sole limited partner in local limited partnerships formed to become the owners of such Projects. As a limited partner, AHP's liability for obligations of the local limited partnership is limited to its investment. The developer typically became the managing general partner of the local limited partnership, with responsibility for developing, constructing, maintaining, operating and managing the Project. Generally, NIDC Housing Corporation, a Delaware corporation ("NIDHC"), or NIDC Asset Management, Inc., a Delaware corporation ("NIDAM"), is a co-general partner of each local limited partnership. As such, NIDHC or NIDAM has the right to participate in certain decisions that affect AHP's investment in the local limited partnership. NIDHC and NIDAM also have the right to replace the developer as the managing general partner of the local limited partnership and to assume day-to-day operational control of the local limited partnership's affairs upon the occurrence of certain events considered adverse to AHP's investment. NIDHC and NIDAM are affiliates of NIDMI. See Item 12 "Partnership Interest Ownership of Certain Beneficial Owners and Management".

     Although each of the Projects in which AHP holds an indirect interest must compete in the marketplace for tenants, the receipt of interest subsidies and rent supplements from the federal government make it possible to offer these dwelling units to tenants with low and moderate income at prices below the market rate for comparable dwelling units in the area.

     During 1992, the Projects operated, in the aggregate, with negative cash flow. The distributions from the local limited partnerships are limited by the Projects' regulatory agreements with HUD or other similar state agencies, to 6% per annum of the original equity provided to the Project (as determined by HUD), payable only when cash is available as determined by a formula provided by HUD. Of the distributions payable to AHP and the general partners of the local limited partnerships at December 31, 1992, a portion is currently payable and the remainder is deferred until there is available cash.

     Rent increases were requested from HUD as necessary and of the Projects in which AHP continues to hold an interest, four Projects implemented rent increases during 1992.

     In 1983, AHP adopted a policy of selling the Projects in which it holds an interest (through the local limited partnership) when such sale can be made on satisfactory terms and deemed in the best interest of the partners of AHP. This policy resulted in two Project sales in 1983, four Project sales in 1984, one Project sale in 1985 and three Project sales in 1989. Of the 20 Projects in which AHP held an interest through its ownership of local limited partnerships (19 originally and one acquired), five remain and one, Woodbrook Apartments, which was sold in 1985, still has not had a final closing. See Item 2. Properties and Item 3. Legal Proceedings. Due to certain partnership amendments approved by the limited partners in December 1984, NIDMI has been granted additional discretion to consummate the sale of the remaining Projects in which AHP holds an interest.

     In addition the term of AHP under its original Partnership Agreement expired on December 31, 1993, and has not been renewed. AHP, has, therefore been operating since January 1, 1994 as a partnership in dissolution. As such, AHP cannot acquire new properties or other assets and NIDMI has been obliged to bring about the orderly liquidation of the Partnership, and the distribution of its assets to its Partners. Consequently, NIDMI has continued in its efforts to finalize the sale of the remaining Projects in which AHP holds an interest.

     NIDMI has been unable to find buyers for interests which continue to be controlled by others at prices sufficient to justify their disposition. Sale of any Project is subject to the approval of all general partners of the local limited partnership as well as approval of any such transfer by HUD. Because either such approval, if not forthcoming, could (as has previously happened) delay or block the sale of any Project owned by that partnership, any attempt to sell an investment has had to be limited to sale of AHP's interest in a local limited partnership.

     NIDMI has, nevertheless, taken steps to determine the liquidation value of the portfolio. NIDMI has tried to (a) evaluate each property, and (b) assign a value to the Partnership's interest in such property or the debt secured directly or indirectly by such property utilizing a variety of means including an expert review of the evaluation methodologies used. The General Partner has asked the managing general partners of those local limited partnerships still owning properties to make offers to the Partnership and have similarly sought offers from the managing general partners of the partnerships owing money to the remaining local limited partnerships to purchase the wraparound notes and partnership interest.

     While some properties have sufficient value and marketability to create the possibility, at least that AHP's interest therein could be sold for a reasonable price, other assets may not be readily marketable. For some properties, there may be no buyer whatsoever. While NIDMI has delayed liquidation of AHP because of the difficulty in disposing of assets it does not believe that it can or should delay further, since the Partnership's term has expired.

     The General Partner will, therefore, sell AHP's assets for the best price available and distribute the proceeds of the sale to the partners. If some sales cannot be completed by that date or some properties cannot be disposed of at all, NIDMI will acquire the unsold assets in order to permit the liquidation and termination of before the beginning of the 1999 tax year.


ITEM 2.  PROPERTIES


     AHP holds interests as a limited partner in local limited partnerships that have developed, own, and operate government-assisted multi-family housing developments. See Item 1. Business. The properties were developed from the proceeds of mortgage loans obtained by the local limited partnerships to provide affordable housing to the low and moderate income groups.

     The five Projects are composed primarily of garden and townhouse type apartments representing 518 units located in four states. The typical Project includes a mix of 1, 2, and 3 bedroom units, laundry facilities and parking areas, with some projects containing a playground and/or swimming pool. The individual units include all normal amenities with most including automatic dishwasher and air conditioning.

     In 1983, AHP adopted a policy of selling the Projects in which it holds an interest (through the local limited partnership) when such sale can be made on satisfactory terms and deemed in the best interest of the partners of AHP. See
Item 1.  Business.

     AHP sold its Partnership interest in 3 Projects in 1989. Set forth below is a schedule as of December 31, 1992 of Projects owned by local limited partnerships in which AHP is a limited partner, together with the current occupancy status of each Project.

===============================================================================================================

                   SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS IN WHICH AHP HAS AN
                                               INVESTMENT

  Name & Location       No.       Project Type       Insured and/or           Units                Units
                       Units                        Subsidized Under        Authorized           Occupied/
                                                                            For Rental           Percentage
                                                                            Assistance          Total Units
                                                                            Section 8
===============================================================================================================
Jennifer Apts.          50          Garden            FHA Sec. 236             30         50        100%
Columbus, OH

Milham Meadows I       102          Garden            FHA Sec. 236             45        146         97%
Portage, MI             48          Townhouse         Michigan State
                                                      Housing Devel Auth

Pine Villa              50          Garden            FHA Sec.236              40         50        100%
Spokane, WA

Tanglewood Terrace     196          Garden            FHA Sec. 221(d)(4)       *         167         85%
Texarkana, TX

Woodhaven Apts.         72          Garden            FHA Sec. 221(d)(4)       *          72        100%
Spokane, WA


*  RENTS DECONTROLLED IN 1984.

ITEM 3.  LEGAL PROCEEDINGS

     The 1991 Report contained a description of a series of administrative and legal proceedings relating to disputes between the Department of Housing and Urban Development ("HUD") and Associated Financial Corporation ("AFC") and its affiliates (collectively, the "AFC Group"). Members of the AFC Group include both General Partners of the Partnership and general partners of the Operating Partnerships. The information relating to such proceedings, contained on pages 4 through 30 of the 1991 Report, is incorporated herein by this reference.

     In April, 1994, members of the AFC Group entered into a comprehensive settlement agreement with HUD (the "Settlement Agreement") on terms which the General Partners believe are decisively favorable to the AFC Group. Under the Settlement Agreement, all of HUD's administrative proceedings against members of the AFC Group, including those relating to the dispute regarding Westport Housing Corporation, were dismissed on terms which do not permit HUD to reinstitute any of the proceedings, and HUD agreed to refrain from using any of the facts it alleged in the administrative proceedings or other facts relating to the current condition of the properties owned by members of the AFC Group in any future administrative proceedings. HUD also terminated the 1992 suspension and proposed debarment of the members of the AFC Group, including the General Partners. Under the Settlement Agreement, members of the AFC Group will regain the unrestricted right to participate in HUD programs and otherwise do business with HUD with respect to Government Assisted Properties.

     As described on pages 6-9 of the 1991 Report, which pages are incorporated herein by this reference, the various partnerships affiliated with the AFC Group and others initiated an actions against HUD officials in United States District Court in January, 1993. In one case involving the Germano Partnership, the District Court judge granted to the plaintiffs substantially all the relief they had requested, including requiring HUD to renew its Section 8 Housing Assistance Payments Contract ("HAP Contract") with the Germano Partnership. The plaintiffs in three similar District Court actions, described or referred to on pages 9-12 of the 1991 Report and each involving a property owned by a member of the AFC Group, also obtained substantially all the relief they sought, including in each case renewing an existing HAP Contract or entering into a new HAP Contract. After obtaining the relief they sought, the plaintiffs in the District Court actions consented to dismissals of the actions.

     In view of the favorable results they had obtained in the District Court actions, plaintiffs in the four actions filed petitions for attorney's fees against HUD. Under the Settlement Agreement, HUD agreed to pay a total of approximately $167,500 to plaintiffs in the District Court actions, and the plaintiffs agreed to move for dismissal of their petitions for attorney's fees.

     The 1991 Report contained a description of a civil action relating to Tyler House, a Government-Assisted Property in which affiliates of the General Partners had invested. See pages 24 and 29 of the 1991 Report, which information is incorporated herein by this reference. As indicated therein, the defendants appealed the judgments based upon the verdict against them. The appellate court subsequently denied the defendants' appeal, and the defendants then duly satisfied the judgment. The General Partners' prediction that the judgment would not interfere with the performance by the General Partner of its duties to the Partnership and that the Partnership would not be adversely affected by the result in the litigation proved to be correct.

     On May 8, 1997, the United States filed an action against Associated Financial Corporation, certain members of the AFC Group, including Messrs. Ross and Rozet, and others, in the United States District Court for the Northern District of California charging that the defendants were wrongfully participating in the fees earned by the management agent for several properties (not including any of the properties invested in by the Partnership) and had not disclosed this arrangement and, thus, were violating provisions of the applicable regulatory agreements and other agreements governing the subject properties. The Complaint did, however, allege that the defendants made certain false claims regarding the condition of the Sierra Nevada property. Defendants filed an answer on August 11, 1997, denying the material allegations of the Complaint, and asserting various separate and additional defenses.

     The government filed an amended complaint on March 2, 1998, adding additional defendants none of whom are part of the AFC Group and added a claim that the defendants, including the new defendants made false claims in connection with the obtaining of insurance for various HUD-insured properties. The defendants have filed answers to the First Amended

Complaint, again denying the material allegations of the Complaint and asserting various separate and additional defenses.

     While substantial document discovery has been completed, the defendants intend to move to compel significant delivery from the government of substantial additional documentation. Deposition discovery is in its early stages. Given the defendants need to obtain significant additional discovery, counsel can offer no opinion as to the outcome of the litigation at this time.

     The General Partner believes that when all of the facts are presented to an impartial judge, the defendants will be exonerated. However, the complaint contains serious allegations against the defendants and every effort will be made to show that the government is wrong in bringing the lawsuit. At this time, the general partner does not believe that there will be any material adverse affect to the Partnership and the operation of its investments, much like the previous litigation with HUD described above.


Woodbrook Apartments


     A suit was commenced in January, 1976, in the New York Supreme Court by Woodbrook Houses Associates against Hercoform Marketing (the general contractor), Tiffany-Armstrong (the architect), Beardsley and Beardsley (site engineers) and Seaboard Surety Company (the general contractor's insurer) to recover damages for construction deficiencies. The cost of correcting these deficiencies and the additional expenses caused by these deficiencies is estimated to exceed $700,000. The general contractor has interposed counterclaims in the amount of $58,000. Because of the complexity of this lawsuit, legal counsel cannot express an opinion on its probable outcome. As a condition of the sale of Woodbrook Apartments, primary responsibility to pursue this matter shifted to the new owners, CPY Partnership. However, the Registrant continues to be involved in the case and will share in the case and will share in any ultimate award or settlement obtained by Woodbrook Houses Associates.

     A suit involving Woodbrook Apartments was commenced on January 11, 1983 in the New York Supreme Court by K-Line Windows, Inc. against Mayzan Management Corporation (the on-site management company for Woodbrook Apartments) and NIDAM. The action is based upon a claim for an unpaid contract sum for the installation of storm windows at the project. On September 4, 1984, a summary judgment was granted to the plaintiff in the amount of $56,877. The defendants have interposed various motions to delay execution of this judgment. Settlement negotiations are presently underway to resolve this judgment. As a condition of the sale of Woodbrook Apartments, CPY Partnership agreed to assume full financial responsibility for the settlement of this suit although NIDAM remains a defendant in this action.

     At this time, it appears that neither of the two foregoing lawsuits is being actively pursued by any party to either suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1992 to a vote of security holders.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

     AHP partnership interests are not actively traded and no public trading market exists. From time to time, a sale of the partnership interests is made at a price negotiated between the buyer and seller. The transactions are handled through a limited number of broker-dealers.

     As of December 31, 1992 there were 5 general partner interests held by NIDMI and 7,005 limited partner interests held by 505 limited partners. This figure is based upon the number of record holders as reported by the Registrant's transfer agent.

     During 1989 no cash distributions were made.

     During 1990 one cash distribution was made. On September 3, 1990, $576,923 was distributed to partners of record as of December 29, 1989.

     During 1991 no cash distributions were made.

     During 1992 no cash distributions were made.

ITEM 6.  SELECTED FINANCIAL DATA


     The following summary of selected financial data should be read in conjunction with Item 14, herein, which also includes a summary of AHP's significant accounting policies.

========================================================================================================
FOR THE YEAR                1992              1991             1990             1989             1988
ENDED DEC. 31:
Interest and                 -0-               301           17,851             $-0-              108
other income


Distributions in          15,756            26,487           41,012           32,891           54,869
excess of
investment

Loss from                (59,407)         (135,081)         (27,946)         (86,301)         (59,569)
operations

Gain on sale of              -0-               -0-              -0-          600,000              -0-
investment in
limited
partnerships

Equity in                    -0-               -0-              -0-              -0-            6,490
earnings (loss)
of limited
partnerships

Net earnings             (59,407)         (135,081)         (27,946)         513,699          (53,079)
(loss)

Net earnings               (8.47)           (19.27)           (3.99)           73.28            (7.57)
(loss) per
partnership
interest

AT YEAR END:

Total assets           9,884,036        10,118,280       10,507,582       11,315,742       11,161,567

Long-term debt        11,226,698        11,438,190       11,692,462       11,876,401       12,289,011

Partners' deficit     (1,423,089)       (1,363,682)      (1,228,601)        (623,732)      (1,137,431)

Deficit per              (203.01)          (194.53)         (175.26)          (88.98)         (162.26)
partnership
interest

Distributions per            -0-               -0-               82              -0-              -0-
partnership
interest

Number of limited            505               501              497              495              494
partners
========================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


RESULTS OF OPERATIONS:

     Payments received in 1992, 1991 and 1990 on notes receivable resulting from project sales in prior years were limited to the amounts required to service the underlying HUD mortgages on these projects. The Partnership also received surplus cash distributions of $15,756, $26,487 and $41,012 for 1992, 1991, and 1990, respectively. For income tax purposes, AHP's share of net interest income recognized on the notes receivable was $211,492 for 1992, compared with $313,812 and $312,550 for 1991 and 1990, respectively. For financial statement purposes, as the sales are accounted for under the cost recovery method, all interest income is deferred until the cost of the respective property is recovered.

     Total revenue generated in 1992 was $15,756 compared with $26,788 and $58,863 for 1991 and 1990, respectively. For all three years, distributions received from partnerships in which AHP holds interests represent more than 69% of total revenue. For income tax purposes, cash distributions received are treated as offsets to investment.

     Total expenses for 1992 were $75,163, compared with $161,869 and $86,809 for 1991 and 1990, respectively, a decrease of 54% and 14% from these years. The decrease in 1992 compared to 1991 is mainly due to a decrease of $77,747 in professional fees, an increase of $169 in communications with partners, and a decrease of $9,128 in miscellaneous expense.

     Net losses for 1992 were $59,407 compared to net losses of $135,081 and $27,946 for 1991 and 1990, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

     Although the Partnership is actively seeking to divest itself of projects in which it has investments, the financial health and operating prospects of the remaining projects is still viable. Distributions of cash are still being received from the remaining projects, and the Partnership continues to receive proceeds from the prior sales. There are currently no appreciable problems with projects owned by partnerships in which AHP holds interests.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements together with the auditors' report thereon are set forth at the pages indicated in Item 14 (a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                   PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     AHP has no officers or directors. The officers and directors of NIDMI (the General Partner) are as follows:


          NAME                POSITION

          Deane Earl Ross     Director, President and Treasurer

          A. Bruce Rozet      Director and Chief Executive Officer

          Suzanne Magnuson    Secretary

     The following biographical information is presented for the officers and directors of NIDMI.

     Mr. Ross has been a principal officer of the Associated Financial Corporation ("AFC") group of companies, including affiliates of the General Partner, since the inception of a predecessor corporation, Oakdale Corporation, a California corporation (which is now a wholly-owned subsidiary), in 1973. The AFC organization, including certain predecessors, has been continuously engaged in the field of government-assisted low to moderate income housing developments since its inception.

     Mr. Ross is a real estate executive with more than 35 years' experience in the field of government-assisted housing. In 1987, he testified before the U.S. Senate Committee on Banking, Housing and Urban Affairs on matters relating to housing legislation. Mr. Ross earned a Bachelor's Degree in Real Estate & Finance from the Wharton School of Finance & Commerce of the University of Pennsylvania.

     Mr. Rozet has been Chairman of the Board of Associated Financial Corporation and certain of its Affiliates, including AFC Capital Corporation, since 1984, except for a brief period from August 1985 to February 1986. Concurrently, from 1975 until 1987, he was also Chairman of the Board of National Development Services Corporation, a California corporation engaged in providing consulting services principally relating to the financial structuring of government-assisted, low to moderate income housing developments.

     Mr. Rozet has been a financier for more than 25 years with substantial experience in the field of real estate, most significantly relating to government subsidized multi-family residential housing. Since 1972, Mr. Rozet has been involved in the equity financing of approximately 500 government-assisted apartment developments relating to approximately 50,000 apartment units. Mr. Rozet has served on a task force for the U.S. Department of Housing and Urban Development formed to aid HUD personnel in the development and implementation of advanced processing procedures. Mr. Rozet has also provided consulting services to Congressional staff personnel with respect to housing legislation. In 1988, Mr. Rozet testified before the U.S. House of Representatives Committee on Ways and Means on matters relating to the Low Income Housing Tax Credit.

     Mr. Rozet earned a Bachelor of Science Degree in Industrial Engineering from Pennsylvania State University and completed graduate studies in Corporate Finance and Strategic Planning at the University of California at Los Angeles
(UCLA).

     Ms. Magnuson is Secretary of National Palisades Corporation and has been an executive officer to certain of its affiliates and predecessors since 1977. In June, 1987, Ms. Magnuson became Secretary of NIDMI.

ITEM 11.  EXECUTIVE COMPENSATION

     AHP has no executive officers. No person acting in such capacity received compensation in 1992 directly or indirectly from AHP.

ITEM 12. PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     No person is known to own beneficially in excess of five percent of the outstanding partnership interests of AHP. NIDMI, the General Partner, holds five non-voting General Partnership Interests and five voting Limited Partnership Interests. NIDMI is beneficially owned by A. Bruce Rozet and Deane Earl Ross, who are the Directors and executive officers of NIDMI.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NIDAM earned management fees of $50,000 during 1992 from AHP, which represents 4.2% of NIDAM's total revenue during 1992. NIDAM and NIDHC are general partners in the local limited partnerships in which AHP has invested.
A. Bruce Rozet and Deane Earl Ross, the Directors of NIDMI, beneficially own and are executive officers of NIDAM and NIDHC.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

 (a) The following documents are filed as part of this report:

     (1)  Financial Statements:


                                                                      PAGE
          Report of Independent Certified Public Accountants          F-1
          Balance Sheets - December 31, 1992 and 1991                 F-2
          Statements of Operations for the Three Years
             Ended December 31, 1992  F-3
          Statements of Partners' Deficit for the
             Three Years Ended December 31, 1992                      F-4
          Statements of Cash Flows for the Three Years
             Ended December 31, 1992                                  F-5
          Notes to the Financial Statements                           F-6

     (2)  Financial Statement Schedules:

          Report of Independent Certified Public Accountants          S-1

          Schedule IV
             Amounts Due from Related Parties                         S-2

          Schedule XI
             Real Estate and Accumulated Depreciation of
             Limited Partnerships in which the Partnership
             has an Investment                                        S-5

          Schedule XII
             Mortgage Loans on Real Estate                            S-8

          Schedule XIII
             Investments in and Advances to Limited Partnerships      S-11

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by AHP during the last quarter of fiscal year 1992.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN HOUSING PARTNERS
                              a California limited partnership


                              By:  NIDC Managers, Inc.
                                   General Partner



Date:  July 16, 1998          By: /s/ Deane Earl Ross
                                 ------------------------------------------
                                 Deane Earl Ross
                                 President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  July 16, 1998          By: /s/ A. Bruce Rozet
                                 ------------------------------------------
                                 A. Bruce Rozet, Chairman of the Board and
                                 Chief Executive Officer of NIDC Managers,
                                 Inc.




Date:  July 16, 1998          By: /s/ Deane Earl Ross
                                 ------------------------------------------
                                 Deane Earl Ross, Director, President and
                                 Treasurer (Chief Financial Officer and Chief
                                 Accounting Officer) of NIDC Managers, Inc.

        [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP APPEARS HERE]


              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
American Housing Partners


We have audited the accompanying balance sheet of American Housing Partners (a California limited partnership) as of December 31, 1992 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the year presented. These statements were audited by other auditors, whose reports thereon have been furnished to us and our opinion, insofar as it relates to the amounts included in Note C for those limited partnerships, is based solely upon the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Housing Partners as of December 31, 1992 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Bay Sherman Craig & Goldstein, LLP

Los Angeles, California
June 17, 1997, except for Note H,
 as to which the date is July 7, 1998

                           AMERICAN HOUSING PARTNERS

                                BALANCE SHEETS

                                 DECEMBER 31,

                       ASSETS

                                               1992       1991
                                           ----------- -----------
Cash                                       $      900  $     5,754
Notes receivable, deferred cash
 payments and accrued interest
 from related parties - Net of
 deferred gain and deferred
 interest income (Notes A, B
 and D)                                     9,883,136   10,094,628
Due from asset management company                   -       17,898
Investments in and advances to limited
 partnerships (Notes A and C)                       -            -
                                           ----------  -----------

                                           $9,884,036  $10,118,280
                                           ==========  ===========


   LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                           $   42,647  $    43,772
Due to asset management company                37,780            -
Mortgages payable (Note D)                 10,682,933   10,894,425
Loans payable (Note D)                        543,765      543,765
                                           ----------  -----------
                                           11,307,125   11,481,962
                                           ----------  -----------

Contingent liability (Note H)

Partners' deficit (Note I):
 Limited partners                          (1,422,075)  (1,362,710)
 General partner                               (1,014)        (972)
                                           ----------- -----------
                                           (1,423,089)  (1,363,682)
                                           ----------- -----------

                                           $ 9,884,036 $10,118,280
                                           =========== ===========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                           STATEMENTS OF OPERATIONS

                           YEARS ENDED DECEMBER 31,


                                   1992        1991       1990
                                 ---------  ----------  ---------
REVENUES:
  Distributions in excess of
    investment (Note C)          $ 15,756   $  26,487   $ 41,012
  Interest                              -         301     17,851
                                 --------   ---------   --------
                                   15,756      26,788     58,863
                                 --------   ---------   --------

EXPENSES:
  Management fees (Note E)         50,000      50,000     50,000
  Professional fees                17,639      95,386     20,136
  Communication with partners       2,911       2,742      7,255
  Miscellaneous (Note E)            4,613      13,741      9,418
                                 --------   ---------   --------
                                   75,163     161,869     86,809
                                 --------   ---------   --------


NET LOSS (Notes A and F)         $(59,407)  $(135,081)  $(27,946)
                                 ========   =========   ========

Net loss per partnership
  unit (based upon 7,010
  units)                         $  (8.47)  $  (19.27)  $  (3.99)
                                 ========   =========   ========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                        STATEMENTS OF PARTNERS' DEFICIT

                 YEARS ENDED DECEMBER 31, 1992, 1991 AND 1990

                                                Limited     General
                                   Total       Partners     Partner
                                -----------   -----------   -------
Partnership units throughout
  the period                          7,010         7,005         5
                                ===========   ===========   =======

Balance, January 1, 1990        $  (623,732)  $  (623,287)  $  (445)
Cash distributions                 (576,923)     (576,512)     (411)
Net loss                            (27,946)      (27,926)      (20)
                                -----------   -----------   -------

Balance, December 31, 1990       (1,228,601)   (1,227,725)     (876)

Net loss                           (135,081)     (134,985)      (96)
                                -----------   -----------   -------

Balance, December 31, 1991       (1,363,682)   (1,362,710)     (972)

Net loss                            (59,407)      (59,365)      (42)
                                -----------   -----------   -------

Balance, December 31, 1992      $(1,423,089)  $(1,422,075)  $(1,014)
                                ===========   ===========   =======

See notes to the finanical statements.

                           AMERICAN HOUSING PARTNERS

                           STATEMENTS OF CASH FLOWS

                           YEARS ENDED DECEMBER 31,

                                           1992        1991        1990
                                         ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                $(59,407)  $(135,081)  $ (27,946)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Due to (from) asset management
     company                               18,678     (17,898)          -
   Decrease in accrued interest
     receivable                                 -       6,464           -
   Increase (decrease) in:
     Accounts payable                      (1,125)      7,500      12,260
     Management fee payable                37,000           -     (20,572)
     Liquidation fee payable                    -           -     (11,040)
   Other                                        -       5,411           -
                                         --------   ---------   ---------
       Net cash used in operating
         activities                        (4,854)   (133,604)    (47,298)
                                         --------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred cash payments received               -      98,000      60,000
  Note proceeds received                        -           -     600,000
                                         --------   ---------   ---------

     Net cash provided by
      investing activities                      -      98,000     660,000
                                         --------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                     -           -    (576,923)
                                         --------   ---------   ---------

NET INCREASE (DECREASE) IN CASH            (4,854)    (35,604)     35,779

Cash at beginning of year                   5,754      41,358       5,579
                                         --------   ---------   ---------

Cash at end of year                      $    900   $   5,754   $  41,358
                                         ========   =========   =========

Noncash investing and financing activities:
  Principal payments on mortgages payable were made by buyers on behalf of the Partnership totaling $211,492, $197,232 and $183,939 during the years ended December 31, 1992, 1991 and 1990, respectively.



See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                       NOTES TO THE FINANCIAL STATEMENTS

                       DECEMBER 31, 1992, 1991 AND 1990



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

    (1)   Organization and Line of Business

    American Housing Partners (the Partnership) was formed as a limited partnership on June 7, 1971 under the laws of the State of California, with its general partner, NIDC Managers, Inc. (NIDMI), owning five partnership interests and the initial limited partner owning five partnership interests. On August 31, 1971, the Partnership issued 7,000 partnership interests to limited partners through a public offering.

    The Partnership is engaged primarily in investing in limited partnerships that own and operate government-assisted, multi-family, residential rental projects. The general partners of the limited partnerships generally are affiliates of NIDMI.

    The accompanying financial statements include only the assets, liabilities, results of operations and cash flows which relate to the Partnership, and not those attributable to the partners' individual activities.

    (2)   Investments in Limited Partnerships

    The Partnership uses the equity method to account for its investments in limited partnerships. Accordingly, for financial statement purposes, when the carrying value of the investment has been reduced to zero, the Partnership discontinues recognizing its share of the limited partnerships' losses and recognizes cash distributions as income when received.

    (3)   Revenue Recognition

    Gains on the sale of investments in limited partnerships are accounted for using the cost recovery method. Under this method, no gain is recognized until cash payments by the buyers to the Partnership exceed the Partnership's investments in the limited partnerships sold and all accrued interest has been received.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1992, 1991 AND 1990



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    (4)   Income Taxes

    No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

    (5)   Cash Equivalents

    The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    (6)   Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


B.  SALES OF INVESTMENTS IN LIMITED PARTNERSHIPS TO RELATED PARTIES

    Prior to 1985, six limited partnerships in which the Partnership had an interest disposed of the multi-family, HUD-regulated, residential rental projects and certain other assets and liabilities owned by them. The projects were sold for various sales prices consisting of cash down payments, deferred cash payments due in future annual installments and the remainder due in the form of nonrecourse all-inclusive residual notes receivable. The residual notes, which include the unpaid principal balances of the related underlying HUD mortgages, bear interest at 14% per annum and are collateralized by the various purchasers' partnership interests. The residual notes contain provisions which limit the accrual of interest if the sum of the unpaid principal plus accrued interest exceeds the appraised value of the respective project at specified dates. Based on values determined by management, the accrual of interest on two residual notes was suspended as of January 1, 1992. All unpaid principal and interest is due in full through 2024.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1992, 1991 AND 1990



B.  SALES OF INVESTMENTS IN LIMITED PARTNERSHIPS TO RELATED PARTIES
      (CONTINUED)

    The sales were made to partnerships whose general partners currently are affiliates of the general partner of the Partnership (two purchasing partnerships were related prior to 1985 and the remaining four partnerships became related during 1986). Concurrent with the sales, the Partnership was assigned its share of the selling limited partnerships' rights and beneficial interests in and to the resulting residual notes receivable and the related underlying HUD mortgages, and also loans payable to the former managing general partners (Note D), none of which were assumed by the purchasers. In 1985, the Partnership was assigned its share of the remaining assets of the limited partnerships.

    Additionally, in 1982, the Partnership and an unaffiliated individual sold their entire interest in a limited partnership to a partnership whose general partner is an affiliate of the general partner of the Partnership. The Partnership sold its interest for $823,000, of which $400,000 was received in cash and the remaining $423,000 is in the form of a note receivable, bearing interest at 19.5% per annum, due in 2002. The note is collateralized by the purchaser's partnership interest. Under the sales agreement, the individual will receive the next $800,000 in cash; thereafter, the additional payments will be split one-third to the Partnership and two-thirds to the individual.

    Under the terms of all the sales agreements, the purchasers' obligations to make payments on the notes receivable are limited to the purchasers' share of the allowable surplus cash distributions (as defined by HUD) received from the projects. These distributions may not exceed the aggregate of $89,758 annually, plus prior allowable distributions. No surplus cash distributions were received by the Partnership from the projects in 1991 and 1992. Aggregate allowable distributions were $1,189,334 at December 31, 1992. The purchasers are also obligated to make the payments on the related underlying HUD mortgages payable (Note D).

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1992, 1991 AND 1990



B.  SALES OF INVESTMENTS IN LIMITED PARTNERSHIPS TO RELATED PARTIES
      (CONTINUED)

    Amounts due from the related parties in connection with these sales are summarized as follows:

                                                              1992          1991
                                                          -------------  ------------
               Deferred cash payments due in
                various installments through
                1987.  At December 31, 1987,
                all remaining payments became
                delinquent                                 $    499,066   $    499,066

               All-inclusive residual notes
                receivable                                   18,253,525     18,253,525

               Note receivable                                  423,000        423,000

               Accrued interest receivable                   13,567,529     13,195,119

               Deferred gain on sales                        (7,756,342)    (7,756,342)

               Deferred interest income                     (15,103,642)   (14,519,740)
                                                           ------------   ------------

                                                           $  9,883,136   $ 10,094,628
                                                           ============   ============

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1992, 1991 AND 1990


C.  INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

    The Partnership owns partnership interests in the following limited partnerships, each of which owns and operates a multi-family residential rental project:

      Homestead Limited Dividend Housing Association
      Pine Villa Associates
      Tanglewood Terrace, Ltd.
      Woodhaven Apartments Associates
      Columbia - Jennifer, Ltd.

    The projects are regulated by HUD as to the rent charges and operating methods. The mortgage loan obligations of the limited partnerships are insured by HUD and the interest payments are subsidized by HUD under Sections 221(d)(4) and 236 of the National Housing Act. As the limited partner, the Partnership is generally entitled to 99% of the profits and losses and varying lesser percentages of the proceeds from the sale or refinancing of the projects of each limited partnership in which it has invested.

    The following is a summary of the changes in the investments in and advances to the limited partnerships in which the Partnership had an equity interest:

                                                1992             1991
                                           ---------------  -------------
         Balance, beginning of year        $            -   $           -

         Distributions from limited
          partnerships:
           Total distributions received           (15,756)        (26,487)
           Distributions received in
            excess of carrying values
            of the investments                     15,756          26,487
                                           --------------   -------------

                                                        -               -
                                           --------------   -------------

         Equity in net income (losses)
          of limited partnerships:
           Net income (losses)                     50,130         (59,848)
           Net (income) losses not
            recognized as the carrying
            values of the investments
            are at zero                           (50,130)         59,848
                                           --------------   -------------

         Net income (losses) recognized                 -               -
                                           --------------   -------------

         Balance, end of year              $            -   $           -
                                           ==============   =============

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1992, 1991 AND 1990



C.  INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

    Summarized balance sheets and statements of operations for the limited partnerships in which the Partnership has an equity interest are as follows:

                                 BALANCE SHEETS

           ASSETS                            1992              1991
                                       ----------------  ----------------
     Property and equipment, at cost:
      Buildings, equipment and
      furnishings                          $10,418,477       $10,223,172
       Less accumulated
        depreciation                         7,571,361         7,254,452
                                           -----------       -----------
                                             2,847,116         2,968,720
     Land                                      525,956           522,123
                                           -----------       -----------
                                             3,373,072         3,490,843
     Cash                                      174,337           215,182
     Other assets                              975,903           924,769
                                           -----------       -----------

                                           $ 4,523,312       $ 4,630,794
                                           ===========       ===========
           LIABILITIES AND PARTNERS'
             DEFICIT

     Mortgages payable                     $ 6,517,271       $ 6,657,535
     Other liabilities                         776,301           775,120
                                           -----------       -----------
                                             7,293,572         7,432,655
     Partners' deficit                      (2,770,260)       (2,801,861)
                                           -----------       -----------

                                           $ 4,523,312       $ 4,630,794
                                           ===========       ===========

     Partnership's share of
      partners' deficit                    $(2,676,322)      $(2,619,091)

     Cumulative cash distributions
      and losses from limited
      partnerships in excess of the
      Partnership's investment               2,676,322         2,619,091
                                           -----------       -----------

     Investments in and advances
      to limited partnerships              $         -       $         -
                                           ===========       ===========

                           AMERICAN HOUSING PARTNERS

                        DECEMBER 31, 1992, 1991 AND 1990



C.  INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)



                            STATEMENTS OF OPERATIONS

                                1992         1991         1990
                             -----------  -----------  -----------
    Revenues:
     Rental                  $2,097,614   $1,938,137   $1,814,789
     Other                      229,489      233,217      242,399
                             ----------   ----------   ----------
                              2,327,103    2,171,354    2,057,188
                             ----------   ----------   ----------

    Expenses:
     Operating                1,570,951    1,516,832    1,320,797
     Depreciation               331,406      331,009      334,436
     Interest                   374,609      383,971      391,574
                             ----------   ----------   ----------
                              2,276,966    2,231,812    2,046,807
                             ----------   ----------   ----------

      NET INCOME
        (LOSSES)             $   50,137   $  (60,458)  $   10,381
                             ==========   ==========   ==========
    Partnership's share
      of net income
      (losses)               $   50,130   $  (59,848)  $   10,274

    Net (income) losses
      not recognized as
      the carrying values
      of the investments
      have been reduced
      to zero                   (50,130)      59,848      (10,274)
                             ----------   ----------   ----------

    Equity in net income
      (losses) of limited
      partnerships
      recognized             $        -   $        -   $        -
                             ==========   ==========   ==========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1992, 1991 AND 1990



D.  MORTGAGES AND LOANS PAYABLE

    As discussed in Note B, the Partnership was assigned interests in certain underlying HUD mortgages on the multi-family residential rental projects disposed of by limited partnerships in which the Partnership had an investment. Responsibility for servicing the HUD mortgages remains with the sellers. The Partnership's share of the mortgages is due in various monthly installments totaling $80,609, including interest at 7% per annum, through October, 2014. The mortgages are collateralized by the apartment projects and are held by the Federal National Mortgage Association and insured by HUD.

    The following is a schedule of the Partnership's share of future maturities of the underlying HUD mortgages payable:

        Years ending
        December 31,
        ------------
         1993                        $   229,189
         1994                            243,175
         1995                            260,755
         1996                            279,603
         1997                            299,573
         Thereafter                    9,370,638
                                      ----------

                                     $10,682,933
                                      ==========

    The Partnership was also assigned interests in certain loans, aggregating $543,765 at December 31, 1992 and December 31, 1991. The loans are payable to the prior managing general partners of the limited partnerships in which the Partnership had an investment and were not assumed by the purchasers. The loans were originally made to finance construction costs that exceeded the original partners' capital contributions and the proceeds from the related HUD mortgages. Theses loans are non-interest bearing and are payable based upon certain liquidation provisions in the various limited partnership agreements.

                           AMERICAN HOUSING PARTNERS

                        DECEMBER 31, 1992, 1991 AND 1990



E.  MANAGEMENT AND LIQUIDATION FEES PAYABLE

    The Partnership entered into a management contract with NIDC Asset Management, Inc. (NIDAM), an affiliate of the general partner of the Partnership, for the performance of certain services. The contract expired December 31, 1993, and was terminable at any time by the Partnership with at least 60 days written notice. Under the management contract, NIDAM pays the general and administrative expenses of the Partnership, except for legal and accounting expenses and the cost of communicating with the limited partners. NIDAM earns an annual management fee based on the average annual tax deductions plus cash distributions per partnership interest, which can range from one-tenth to one-quarter of one percent of the Partnership's invested assets (defined as the Partnership's investment in and its share of the mortgage debt of the limited partnerships in which it has invested). The minimum management fee is $50,000 per year.

    Additionally, the management contract provides that NIDAM is entitled to a liquidation fee from the sale of projects by the limited partnerships (to other than affiliates of the management company), once the requisite approval for a total or partial liquidation has been obtained. Liquidation fees were $0 in 1992, $0 in 1991 and $7,920 in 1990, and are included in miscellaneous expenses.

                           AMERICAN HOUSING PARTNERS

                        DECEMBER 31, 1992, 1991 AND 1990



F.  FEDERAL TAXABLE INCOME

    The following is a reconciliation between the net loss per the financial statements and the net earnings for federal income tax purposes:

                                    1992        1991        1990
                                 ----------  ----------  ----------
    Net loss, financial
      statement basis            $(59,407)   $(135,081)  $(27,946)

    Equity in income
      (losses) of limited
      partnerships recognized
      for tax purposes but
      not recognized for
      financial statement
      purposes because the
      carrying values of the
      investments have been
      reduced to zero             154,576      (12,734)    (8,371)

    Equity in loss of a
      limited partnership
      recognized for
      financial statement
      purposes but deferred
      for tax purposes                  -      (34,160)   (68,899)

    Distributions in excess
      of investments in and
      advances to limited
      partnerships                (15,756)     (26,487)   (41,012)

    Gains recognized on
      sales of investments
      in limited partner-
      ships for tax
      purposes but deferred
      for financial
      statement purposes            2,365       63,279     56,892

                           AMERICAN HOUSING PARTNERS

                        DECEMBER 31, 1992, 1991 AND 1990



F.  FEDERAL TAXABLE INCOME (CONTINUED)

                                    1992      1991      1990
                                 --------  --------  --------
     Net interest income
       recognized on
       residual notes
       receivable for tax
       purposes but deferred
       for financial
       statement purposes         211,492   313,812   312,550

     Other                          2,625     1,245         -
                                 --------  --------  --------

     Net income, federal
       income tax basis          $295,895  $169,874  $223,214
                                 ========  ========  ========

     Federal tax basis net
       income per
       partnership unit
       (based upon 7,010
       units)                    $  42.21  $  24.23  $  31.84
                                 ========  ========  ========

G.  RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1991, the Partnership paid fees to a company affiliated with the general partner for mortgage prepayment preservation rights in the amount of $60,000.

                       AMERICAN HOUSING PARTNERS

                        DECEMBER 31, 1992, 1991 AND 1990



H.  CONTINGENT LIABILITY

    On May 8, 1997, the United States filed an action against Associated Financial Corporation ("AFC") and its affiliates (collectively, the "AFC Group") and others, in the United States District Court for the Northern District of California charging that the defendants were wrongfully participating in the fees earned by the management agent for several properties (not including any of the properties invested in by the Partnership) and had not disclosed this arrangement and, thus, were violating provisions of the applicable regulatory agreements and other agreements governing the subject properties. The Complaint did, however, allege that the defendants made certain false claims regarding the condition of one property in which the Partnership had an interest in a deferred cash payment receivable, an all-inclusive residual note receivable and accrued interest receivable and was obligated on an underlying mortgage payable. This property was lost through foreclosure in January, 1996 and, as a result, the Partnership lost its interest in these items. Defendants filed an answer on August 11, 1997, denying the material allegations of the Complaint, and asserting various separate and additional defenses.

    The government filed an amended complaint on March 2, 1998, adding additional defendants none of whom are part of the AFC Group and added a claim that the defendants, including the new defendants, made false claims in connection with the obtaining of insurance for various HUD-insured properties. The defendants have filed answers to the First Amended Complaint, again denying the material allegations of the Complaint and asserting various separate and additional defenses.

    While substantial document discovery has been completed, the defendants intend to move to compel significant delivery from the government of substantial additional documentation. Deposition discovery is in its early stages. Given the defendants' need to obtain significant additional discovery, counsel can offer no opinion as to the outcome of the litigation at this time.

                           AMERICAN HOUSING PARTNERS

                        DECEMBER 31, 1992, 1991 AND 1990



H.  CONTINGENT LIABILITY (Continued)

    The general partner believes that when all of the facts are presented to an impartial judge, the defendants will be exonerated. However, the complaint contains serious allegations against the defendants and every effort will be made to show that the government is wrong in bringing the lawsuit. At this time, the general partner does not believe that there will be any material adverse effect to the Partnership and the operation of its investments.

I.  PARTNERSHIP STATUS

    The term of the Partnership, under its original Partnership Agreement, expired on December 31, 1993 and has not been renewed. As a result, the Partnership has been operating since January 1, 1994 as a partnership in dissolution. Therefore, no new properties or other assets can be acquired and the general partner has been obligated to bring about the orderly liquidation of the Partnership and the distribution of its assets to its partners. The general partner has delayed liquidation of the Partnership because of difficulty in disposing of the assets, but it does not believe that the liquidation should be delayed further.

    The general partner will, therefore, sell the assets for the best price available and distribute the proceeds to the partners. If some assets cannot be disposed of, the general partner will acquire them in order to permit the liquidation and termination of the Partnership by December 31, 1998.

        [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP APPEARS HERE]


        Report of Independent Certified Public Accountants on Schedules
        ---------------------------------------------------------------



The Partners
American Housing Partners

In connection with our audit of the financial statements of American Housing Partners referred to in our report dated June 17, 1997, which is included in
Part II of this Form 10-K, we did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. Such statements were audited by other auditors, whose reports thereon have been furnished to us. Insofar as the information presented on Schedules IV, XI, XII and XIII as of December 31, 1992 and for the year then ended relates to these limited partnerships, our opinion is based solely upon the reports of other auditors.
In our opinion, based on our audit and the reports of other auditors, these schedules present fairly, in all material respects, the information required to be set forth therein.

/s/ Bay Sherman Craig & Goldstein, LLP

Los Angeles, California
June 17, 1997

                                                                     SCHEDULE IV

                           AMERICAN HOUSING PARTNERS

                       AMOUNTS DUE FROM RELATED PARTIES

                         YEAR ENDED DECEMBER 31, 1992

                                                Balance at                Reductions   Balance at
                                                January 1,                    and      December 31,
              Partnerships                         1992       Additions    Payments       1992
---------------------------------------        -------------  ----------  ----------- ------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership           $       6,582  $        -  $         -  $     6,582
   Northview Limited Partnership                           -           -            -            -
   Sierra Nevada Apartments, Ltd. I                  338,778           -            -      338,778
   Springwater Limited Partnership                         -           -            -            -
   Sunflower Park Limited Partnership                137,000           -            -      137,000
   Thunderbird Apartments, Ltd. I                     16,706           -            -       16,706
                                                 -----------  ----------  -----------  -----------
                                                     499,066           -            -      499,066
                                                 -----------  ----------  -----------  -----------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership               2,375,000           -            -    2,375,000
   Northview Limited Partnership                   1,875,000           -            -    1,875,000
   Sierra Nevada Apartments, Ltd. I                6,549,300           -            -    6,549,300
   Springwater Limited Partnership                 2,810,100           -            -    2,810,100
   Sunflower Park Limited Partnership              2,269,125           -            -    2,269,125
   Thunderbird Apartments, Ltd. I                  2,375,000           -            -    2,375,000
                                                 -----------  ----------  -----------  -----------
                                                  18,253,525           -            -   18,253,525
                                                 -----------  ----------  -----------  -----------
19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                       423,000           -            -      423,000
                                                 -----------  ----------  -----------  -----------

Accrued Interest Receivable:
   Country Acres Limited Partnership               1,699,705     332,500     (107,221)   1,924,984
   Northview Limited Partnership                   1,318,151     262,500      (88,559)   1,492,092
   Sierra Nevada Apartments, Ltd. I                4,038,471           -     (477,267)   3,561,204
   Springwater Limited Partnership                 2,019,867     393,414     (119,357)   2,293,924
   Sunflower Park Limited Partnership              1,557,744           -     (108,278)   1,449,466
   Thunderbird Apartments, Ltd. I                  1,777,573     332,500     (130,307)   1,979,766
   Wesbak Housing Fund I, Ltd.                       783,608      82,485            -      866,093
                                                 -----------  ----------  -----------  -----------
                                                  13,195,119   1,403,399   (1,030,989)  13,567,529
                                                 -----------  ----------  -----------  -----------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership              (3,023,688)   (249,246)           -   (3,272,934)
   Northview Limited Partnership                  (2,583,365)   (189,700)           -   (2,773,065)
   Sierra Nevada Apartments, Ltd. I               (5,847,233)    (96,656)     477,267   (5,466,622)
   Springwater Limited Partnership                (3,643,521)   (297,811)           -   (3,941,332)
   Sunflower Park Limited Partnership             (3,066,417)    (21,675)     108,278   (2,979,814)
   Thunderbird Apartments, Ltd. I                 (2,905,250)   (231,874)           -   (3,137,124)
   Wesbak Housing Fund I, Ltd.                    (1,206,608)    (82,485)           -   (1,289,093)
                                                 -----------  ----------  -----------  -----------
                                                 (22,276,082) (1,169,447)     585,545  (22,859,984)
                                                 -----------  ----------  -----------  -----------

                                                 $10,094,628  $  233,952  $  (445,444) $ 9,883,136
                                                 ===========  ==========  ===========  ===========

                                                                     SCHEDULE IV

                           AMERICAN HOUSING PARTNERS

                  AMOUNTS DUE FROM RELATED PARTIES - CONTINUED

                         YEAR ENDED DECEMBER 31, 1991

                                                Balance at                             Balance at
                                                January 1,                             December 31,
              Partnerships                         1991       Additions    Payments       1991
---------------------------------------        -------------  ----------  ----------- ------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership           $     1,404   $    5,178   $         -  $     6,582
   Northview Limited Partnership                         -            -             -            -
   Sierra Nevada Apartments, Ltd. I                421,782            -       (83,004)     338,778
   Springwater Limited Partnership                       -            -             -            -
   Sunflower Park Limited Partnership               86,750       50,250             -      137,000
   Thunderbird Apartments, Ltd. I                   46,998            -       (30,292)      16,706
                                               -----------   ----------   -----------  -----------
                                                   556,934       55,428      (113,296)     499,066
                                               -----------   ----------   -----------  -----------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership             2,375,000            -             -    2,375,000
   Northview Limited Partnership                 1,875,000            -             -    1,875,000
   Sierra Nevada Apartments, Ltd. I              6,549,300            -             -    6,549,300
   Springwater Limited Partnership               2,810,100            -             -    2,810,100
   Sunflower Park Limited Partnership            2,319,375            -       (50,250)   2,269,125
   Thunderbird Apartments, Ltd. I                2,375,000            -             -    2,375,000
                                               -----------   ----------   -----------  -----------
                                                18,303,775            -       (50,250)  18,253,525
                                               -----------   ----------   -----------  -----------
19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                     423,000            -             -      423,000
                                               -----------   ----------   -----------  -----------

Accrued Interest Receivable:
   Country Acres Limited Partnership             1,469,873      332,500      (102,668)   1,699,705
   Northview Limited Partnership                 1,133,177      262,500       (77,526)   1,318,151
   Sierra Nevada Apartments, Ltd. I              3,599,847      916,902      (478,278)   4,038,471
   Springwater Limited Partnership               1,746,051      393,414      (119,598)   2,019,867
   Sunflower Park Limited Partnership            1,348,573      317,678      (108,507)   1,557,744
   Thunderbird Apartments, Ltd. I                1,575,675      332,500      (130,602)   1,777,573
   Wesbak Housing Fund I, Ltd.                     701,123       82,485             -      783,608
                                               -----------   ----------   -----------   ----------
                                                11,574,319    2,637,979    (1,017,179)  13,195,119
                                               -----------   ----------   -----------   ----------

Deferred Gain and Interest Income:
  Country Acres Limited Partnership             (2,761,149)    (262,539)            -   (3,023,688)
  Northview Limited Partnership                 (2,383,695)    (199,670)            -   (2,583,365)
  Sierra Nevada Apartments, Ltd. I              (5,331,945)    (515,288)            -   (5,847,233)
  Springwater Limited Partnership               (3,290,513)    (353,008)            -   (3,643,521)
  Sunflower Park Limited Partnership            (2,837,032)    (229,385)            -   (3,066,417)
  Thunderbird Apartments, Ltd. I                (2,682,671)    (222,579)            -   (2,905,250)
  Wesbak Housing Fund I, Ltd.                   (1,124,123)     (82,485)            -   (1,206,608)
                                               ------------  ----------   -----------  -----------
                                               (20,411,128)  (1,864,954)            -  (22,276,082)
                                               ------------  ----------   -----------  -----------

                                               $ 10,446,900  $  828,453   $(1,180,725) $10,094,628
                                               ============  ==========   ===========  ===========

                                                                     SCHEDULE IV

                           AMERICAN HOUSING PARTNERS

                 AMOUNTS DUE FROM RELATED PARTIES - CONTINUED

                         YEAR ENDED DECEMBER 31, 1990

                                                Balance at                             Balance at
                                                January 1,                             December 31,
              Partnerships                         1990      Additions     Payments       1990
---------------------------------------        ------------- ----------  -----------  ------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership           $     1,404   $           $         -  $     1,404
   Northview Limited Partnership                         -            -            -            -
   Sierra Nevada Apartments, Ltd. I                421,782            -            -      421,782
   Springwater Limited Partnership                       -            -            -            -
   Sunflower Park Limited Partnership               86,750            -            -       86,750
   Thunderbird Apartments, Ltd. I                  106,998            -      (60,000)      46,998
                                               -----------   ----------  -----------  -----------
                                                   616,934            -      (60,000)     556,934
                                               -----------   ----------  -----------  -----------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership             2,375,000            -            -    2,375,000
   Northview Limited Partnership                 1,875,000            -            -    1,875,000
   Sierra Nevada Apartments, Ltd. I              6,549,300            -            -    6,549,300
   Springwater Limited Partnership               2,810,100            -            -    2,810,100
   Sunflower Park Limited Partnership            2,319,375            -            -    2,319,375
   Thunderbird Apartments, Ltd. I                2,375,000            -            -    2,375,000
                                               -----------   ----------  -----------  -----------
                                                18,303,775            -            -   18,303,775
                                               -----------   ----------  -----------  -----------
19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                     423,000            -            -      423,000
                                               -----------   ----------  -----------  -----------

Accrued Interest Receivable:
   Country Acres Limited Partnership             1,244,803      332,500     (107,430)   1,469,873
   Northview Limited Partnership                   948,241      262,500      (77,564)   1,133,177
   Sierra Nevada Apartments, Ltd. I              3,161,677      916,902     (478,732)   3,599,847
   Springwater Limited Partnership               1,472,351      393,414     (119,714)   1,746,051
   Sunflower Park Limited Partnership            1,139,507      317,678     (108,612)   1,348,573
   Thunderbird Apartments, Ltd. I                1,373,911      332,500     (130,736)   1,575,675
   Wesbak Housing Fund I, Ltd.                     618,638       82,485            -      701,123
                                               -----------   ----------  -----------  -----------
                                                 9,959,128    2,637,979   (1,022,788)  11,574,319
                                               -----------   ----------  -----------  -----------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership            (2,515,233)    (245,916)           -   (2,761,149)
   Northview Limited Partnership                (2,185,053)    (198,642)           -   (2,383,695)
   Sierra Nevada Apartments, Ltd. I             (4,809,712)    (522,233)           -   (5,331,945)
   Springwater Limited Partnership              (2,996,154)    (294,359)           -   (3,290,513)
   Sunflower Park Limited Partnership           (2,609,114)    (227,918)           -   (2,837,032)
   Thunderbird Apartments, Ltd. I               (2,455,094)    (227,577)           -   (2,682,671)
   Wesbak Housing Fund I, Ltd.                  (1,041,638)     (82,485)           -   (1,124,123)
                                               -----------   ----------  -----------  -----------
                                               (18,611,998)  (1,799,130)              (20,411,128)
                                               -----------   ----------  -----------  -----------

                                               $10,690,839   $  838,849  $(1,082,788) $10,446,900
                                               ===========   ==========  ===========  ===========

                           AMERICAN HOUSING PARTNERS

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                               DECEMBER 31, 1992

                                                                              Land,
                                                                              Buildings,
                                                                              Equipment,
                                                       Initial Cost to        and Furnish-          Amount at Which Carried at
                                                         Partnership          ings Costs                 Close of Period
                                                   ------------------------                    ----------------------------------
                          Number -                              Buildings,    Capitalized                          Buildings
                          Type of      Outstanding              Equipment,    Since                                Equipment,
Partnership/Location      Apartments    Mortgage       Land     Furnishings   Completion            Land           Furnishings
------------------------  ----------  -----------  -----------  -----------  ------------      --------------      -----------
  Columbia-Jennifer,      50-Garden    $   747,941     $ 21,907  $ 1,011,149   $        -         $   21,907       $ 1,011,149
    Ltd; Columbus, OH

  Homestead Limited       102-Garden     2,174,180      196,866    2,694,378      444,382            249,253         3,086,373
    Dividend Housing      48-Town-
    Association;          house
    Portage, MI

  Pine Villa              50-Garden        582,342       46,334      789,603      212,239             59,613           988,563
    Associates;
    Spokane, WA

  Tanglewood Terrace,     196-Garden     1,859,269       91,733    2,856,587      500,013             91,733         3,356,600
    Ltd; Texarkana, TX

  Woodhaven Apartments    72-Garden      1,153,539       79,768    1,698,994      300,480            103,450         1,975,792
    Associates;
    Spokane, WA
                                       -----------  -----------  -----------  -----------         ----------       -----------
                                       $ 6,517,271     $436,608   $9,050,711   $1,457,114         $  525,956       $10,418,477
                                       ===========  ===========  ===========  ===========         ==========       ===========
                                                                                Lives
                                                                                on Which
                                                                                Depreciation
                                                                                in Latest
                                                                                Statement of
                                             Accumulated         Construction   Operations
Partnership/Location               Total     Depreciation          Period       is Computed
----------------------        ----------     ------------        ------------   -----------
  Columbia-Jennifer,         $ 1,033,056     $    584,226          1975-1976          8-33
    Ltd; Columbus, OH

  Homestead Limited            3,335,626        2,333,530          1971-1972          4-33
    Dividend Housing
    Association;
    Portage, MI

  Pine Villa                   1,048,176          751,429          1971-1972          5-33
    Associates;
    Spokane, WA

  Tanglewood Terrace,          3,448,333        2,480,582          1971-1973          5-33
    Ltd; Texarkana, TX

  Woodhaven Apartments
    Associates;
    Spokane, WA                2,079,242        1,421,594          1972-1973          5-36

                             -----------     ------------
                             $10,944,433     $  7,571,361
                             ===========     ============

See notes on the schedule.

                           AMERICAN HOUSING PARTNERS

                             NOTES TO THE SCHEDULE                 SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                 YEARS ENDED DECEMBER 31, 1992, 1991 AND 1990



1. Each limited partnership owns and operates a multi-family, HUD-regulated, residential housing project. During the related construction stage, all costs of developing the projects were included in construction-in-progress. Upon substantial completion, the costs were reclassified to building and improvements.

2. The aggregate cost of land, buildings, equipment and furnishings for federal income tax purposes at December 31, 1992, 1991 and 1990 is $10,336,557, $9,903,583 and $9,838,697, respectively.

3. Investments in property and equipment:

   Cost:
          Balance, January 1, 1990                $10,375,210

          Additions                                   219,349

          Retirements                                    (415)
                                                  -----------

          Balance, December 31, 1990               10,594,144

          Additions                                   152,496

          Retirements                                  (1,345)
                                                  -----------

          Balance, December 31, 1991               10,745,295

          Additions                                   218,174

          Retirements                                 (19,036)
                                                  -----------

          Balance, December 31, 1992              $10,944,433
                                                  ===========

                           AMERICAN HOUSING PARTNERS

                       NOTES TO THE SCHEDULE - CONTINUED         SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                 YEARS ENDED DECEMBER 31, 1992, 1991 AND 1990


3. Investments in property and equipment (Continued):

   Accumulated depreciation:

          Balance, January 1, 1990                                 $6,590,767

          Depreciation charged to expense during
           the year                                                   334,436

          Retirements                                                    (415)
                                                                   ----------

          Balance, December 31, 1990                                6,924,788

          Depreciation charged to expense during
           the year                                                   331,009

          Retirements                                                  (1,345)
                                                                   ----------

          Balance, December 31, 1991                                7,254,452

          Depreciation charged to expense during
           the year                                                   331,406

          Retirements                                                 (14,497)
                                                                   ----------

          Balance, December 31, 1992                               $7,571,361
                                                                   ==========

                                                                    SCHEDULE XII

                           AMERICAN HOUSING PARTNERS

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1992



HUD insured first mortgages, interests in which were assigned to the Partnership upon sale of the real estate by the selling limited partnerships:

                                                                                                 (1)          (1)         (1)
                                                                                  Final        Monthly        Face      Carrying
                                                          Type of   Interest     Maturity      Payments     Amount of   Amount of
          Partnership/Location                           Property     Rate        Date        to Maturity   Mortgages   Mortgages
-----------------------------------------------------  -----------  --------  --------------- -----------  ----------- -----------
Country Acres Apartments; La Porte, Indiana             Apartments     7%     February, 2013   $ 8,473     $ 1,352,230 $ 1,097,074

Northview Gardens Apartments; Henry County, Virginia    Apartments     7%     June, 2014         6,108         984,000     814,512

Sierra Nevada Arms; Las Vegas, Nevada                   Apartments     7%     July, 2014        37,724       6,070,500   5,033,256

Springwater Apartments; Denver, Colorado                Apartments     7%     October, 2014      9,434       1,510,120   1,264,941

Sunflower Park Apartments; Kansas City, Kansas          Apartments     7%     September, 2014    8,558       1,377,225   1,145,665

Thunderbird Apartments; Las Vegas, Nevada               Apartments     7%     December, 2012    10,312       1,659,365   1,327,485
                                                                                               -------     ----------- -----------

                                                                                               $80,609     $12,953,440 $10,682,933
                                                                                               =======     =========== ===========

(1)  Partnership's share

See notes to the schedule.

                                                                    SCHEDULE XII

                           AMERICAN HOUSING PARTNERS

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                               DECEMBER 31, 1992



HUD insured first mortgages on properties owned by limited partnerships in which the Partnership has an investment:

                                                                                                  (1)        (1)        (1)
                                                                                Final           Monthly      Face      Carrying
                                                         Type of   Interest   Maturity          Payments   Amount of   Amount of
             Partnership/Location                        Property    Rate       Date          to Maturity  Mortgages   Mortgages
-----------------------------------------------------  ----------- -------- ------------      ----------- ----------  ----------
Columbia-Jennifer, Ltd.; Columbus, Ohio                 Apartments   7%     September, 2016   $ 5,390     $  867,400  $  747,941

Homestead Limited Dividend Housing Association;
 Portage, Michigan                                      Apartments   6.5%   January, 2013      16,378      2,935,400   2,174,180

Pine Villa Associates; Spokane, Washington              Apartments   8%     May, 2012           4,930        709,000     582,342

Tanglewood Terrace, Ltd.; Texarkana, Texas              Apartments   7%     September, 2013    14,391      2,315,800   1,859,269

Woodhaven Apartments Associates; Spokane, Washington    Apartments   7%     November, 2013      8,765      1,410,500   1,153,539
                                                                                              -------     ----------  ----------

                                                                                              $49,854     $8,238,100  $6,517,271
                                                                                              =======     ==========  ==========

(1)  100% amounts;  Partnership's share is generally 99%.

See notes to the schedule.

                                                                    SCHEDULE XII

                           AMERICAN HOUSING PARTNERS

                             NOTES TO THE SCHEDULE

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                               DECEMBER 31, 1992


1. Each limited partnership in which the Partnership has an investment owns an apartment project financed with a HUD-insured mortgage. Six of these limited partnerships sold their properties for cash and all-inclusive residual notes receivable, while remaining directly liable under the HUD mortgage. These limited partnerships assigned the residual notes receivable and the underlying HUD mortgages to their partners, including the Partnership.

2. The total federal income tax basis is the same as the carrying amounts in the schedule.

3.   Carrying amount of the mortgage loans:

                                                            (2)
                                                      Mortgage Loans
                                            (1)          of Limited
                                         Mortgage       Partnerships
                                     Loans Assigned     in Which the
                                         to the       Partnership Has
                                       Partnership     an Investment
                                     --------------   ---------------
     Balance at January 1, 1990         $11,275,596        $6,910,930

     Payments on principal during
     the year                              (183,939)         (122,402)
                                        -----------        ----------

     Balance at December 31, 1990        11,091,657         6,788,528

     Payments on principal during
     the year                              (197,232)         (130,993)
                                        -----------        ----------

     Balance at December 31, 1991        10,894,425         6,657,535

     Payments on principal during
     the year                              (211,492)         (140,264)
                                        -----------        ----------

     Balance at December 31, 1992       $10,682,933        $6,517,271
                                        ===========        ==========

          (1)  Partnership's share

          (2)  100% amounts; Partnership's share is generally 99%.

                                                                   SCHEDULE XIII

                           AMERICAN HOUSING PARTNERS

              INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

                         YEAR ENDED DECEMBER 31, 1992



The following schedule summarizes the cumulative equity in net income and losses and cash distributions not recorded in the investments in and advances to limited partnerships account, as the carrying values of the investments are at zero:

                                                                          Adjust
                                % of      % of Interest      Balance      January             Equity in      Cash       Balance
                              Ownership     in Profit        January      1, 1992    Invest-  Net Income    Distri-     December
    Limited Partnership        Interest     and Losses       1, 1992      Amounts     ments    (Losses)     butions     31, 1992
----------------------------  ---------   -------------    -----------   ----------  -------  ----------   --------   -----------
Columbia-Jennifer, Ltd.           98.98%          98.98%   $  (189,234)  $       -    $    -    $(11,770)  $      -   $  (201,004)
Homestead Limited Dividend
 Housing Associates               99.00           99.00       (501,481)     (15,382)       -      22,598    (15,756)     (510,021)
Pine Villa Associates             98.52           99.00       (303,770)     (11,454)       -      16,544          -      (298,680)
Tanglewood Terrace, Ltd.          99.00           99.00     (1,081,443)       1,666        -      (1,749)         -    (1,081,526)
Woodhaven Apartments
 Associates                       95.00           99.00       (543,163)     (66,435)       -      24,507          -      (585,091)
                                                           -----------     --------   ------    --------   --------   -----------

                                                           $(2,619,091)    $(91,605)  $    -    $ 50,130   $(15,756)  $(2,676,322)
                                                           ===========     ========   ======    ========   ========   ===========