Form 10-K
period 1993-12-31
AMERICAN HOUSING PARTNERS
filed 1998-07-16
CIK 5207

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For the Year Ended December 31, 1993

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

                                 Yes      No  X
                                     ---     ---

     The registrant is a limited partnership and therefore has no voting stock. As of December 31, 1993, 7,005 limited partnership interests ("Interests") were outstanding, which had been issued originally in 1971. The Interests are not currently traded on any market. Therefore, no market selling price and no average bid or asked prices exist for the 60 days prior to the date of filing.

                               TABLE OF CONTENTS

                                                                         Page
PART I.

Item 1.       Business                                                     1

Item 2.       Properties                                                   3

Item 3.       Legal Proceedings                                            4

Item 4.       Submission of Matters to a Vote of Security Holders          7


PART II.

Item 5.       Market for the Registrant's Partnership Interests            8

Item 6.       Selected Financial Data                                      9

Item 7.       Management's Discussion and Analysis of                     10
              Financial Condition and Results of Operations

Item 8.       Financial Statements and Supplementary Data                 10

Item 9.       Changes in and Disagreements with Accountants               10
              on Accounting and Financial Disclosure


PART III.

Item 10.      Directors and Executive Officers of the Registrant          11

Item 11.      Executive Compensation                                      12

Item 12.      Partnership Interest Ownership of Certain                   12
              Beneficial Owners and Management

Item 13.      Certain Relationships and Related Transactions              12


PART IV.

Item 14.      Exhibits, Financial Statement Schedules                     13
              and Reports on Form 8-K

                                 PART I

ITEM 1.  BUSINESS

     American Housing Partners ("AHP"), a California limited partnership, was formed on June 7, 1971, to invest through local limited partnerships in government assisted multi-family housing developments ("Projects" or "Government-Assisted Properties"). Each local limited partnership owns, individually, a single low to moderate income multi-family housing project which is subsidized and/or mortgage-insured by the federal government. During 1993, and as of December 31, 1993, AHP held interests in five local limited partnerships which own and operate a Project. The general partner of AHP is NIDC Managers, Inc., a Delaware corporation ("NIDMI" or "the General Partner"). See Item 12 "Partnership Interest Ownership of Certain Beneficial Owners and Management".

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

     During 1993, the Projects operated, in the aggregate, with negative cash flow. The distributions from the local limited partnerships are limited by the Projects' regulatory agreements with HUD or other similar state agencies, to 6% per annum of the original equity provided to the Project (as determined by HUD), payable only when cash is available as determined by a formula provided by HUD. Of the distributions payable to AHP and the general partners of the local limited partnerships at December 31, 1993, a portion is currently payable and the remainder is deferred until there is available cash.

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

     NIDMI has been unable to find buyers for interests which continue to be controlled by others at prices sufficient to justify their disposition.. Sale of any Project is subject to the approval of all general partners of the local limited partnership as well as approval of any such transfer by HUD. Because either such approval, if not forthcoming, could (as has previously happened) delay or block the sale of any Project owned by that partnership, any attempt to sell an investment has had to be limited to sale of AHP's interest in a local limited partnership.

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

     AHP sold its Partnership interest in 3 Projects in 1989. Set forth below is a schedule as of December 31, 1993 of Projects owned by local limited partnerships in which AHP is a limited partner, together with the current occupancy status of each Project.

============================================================================================================

                           SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                      IN WHICH AHP HAS AN INVESTMENT

                                                                                     Units
                                                                                  Authorized       Units
                                                                                  For Rental     Occupied/
                                                        Insured and/or            Assistance     Percentage
  Name & Location      No. Units     Project Type      Subsidized Under            Section 8     Total Units
============================================================================================================
Jennifer Apts.             50           Garden         FHA Sec. 236                    30        50      100%
Columbus, OH

Milham Meadows I          102           Garden         FHA Sec. 236 Michigan           45       146       97%
Portage, MI                48          Townhouse       State Housing Devel Auth

Pine Villa                 50           Garden         FHA Sec.236                     40        50      100%
Spokane, WA

Tanglewood Terrace        196           Garden         FHA Sec. 221(d)(4)               *       167       85%
Texarkana, TX

Woodhaven Apts.            72           Garden         FHA Sec. 221(d)(4)               *        72      100%
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1993 to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

     AHP partnership interests are not actively traded and no public trading market exists. From time to time, a sale of the partnership interests is made at a price negotiated between the buyer and seller. The transactions are handled through a limited number of broker-dealers.

     As of December 31, 1993 there were 5 general partner interests held by NIDMI and 7,005 limited partner interests held by 509 limited partners. This figure is based upon the number of record holders as reported by the Registrant's transfer agent.

     During 1989 no cash distributions were made.

     During 1990 one cash distribution was made. On September 3, 1990, $576,923 was distributed to partners of record as of December 29, 1989.

     During 1991 no cash distributions were made.

     During 1992 no cash distributions were made.

     During 1993 no cash distributions were made.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary of selected financial data should be read in conjunction with Item 14, herein, which also includes a summary of AHP's significant accounting policies.

============================================================================================================
FOR THE YEAR
ENDED DEC. 31:             1993              1992               1991              1990              1989
Interest and                -0-               -0-                301             17,851            $ -0-
other income

Distributions in          62,409            15,756             26,487            41,012            32,891
excess of
investment

Loss from                (10,878)          (59,407)           (135,081)         (27,946)          (86,301)
operations

Gain on sale of             -0-               -0-                -0-               -0-             600,000
investment in
limited
partnerships

Equity in                   -0-               -0-                -0-               -0-               -0-
earnings (loss)
of limited
partnerships

Net earnings             (10,878)          (59,407)           (135,081)         (27,946)           513,699
(loss)

Net earnings              (1.55)            (8.47)             (19.27)           (3.99)             73.28
(loss) per
partnership
interest

AT YEAR END:

Total assets             9,725,524         9,884,036          10,118,280       10,507,582        11,315,742

Long-term debt           11,026,594        11,226,698         11,438,190       11,692,462        11,876,401

Partners' deficit       (1,433,967)       (1,423,089)        (1,363,682)      (1,228,601)        (623,732)

Deficit per               (204.56)          (203.01)           (194.53)         (175.26)           (88.98)
partnership
interest


Distributions               -0-               -0-                -0-                82               -0-
per partnership
Interest

Number of limited           509               505                501               497               495
partners
============================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS:

     Payments received in 1993, 1992 and 1991 on notes receivable resulting from project sales in prior years were limited to the amounts required to service the underlying HUD mortgages on these projects. The Partnership also received surplus cash distributions of $62,409, $15,756 and $26,487 for 1993, 1992, and 1991, respectively. For income tax purposes, AHP's share of net interest income recognized on the notes receivable was $200,104 for 1993, compared with $211,492 and $313,812 for 1992 and 1991, respectively. For financial statement purposes, as the sales are accounted for under the cost recovery method, all interest income is deferred until the cost of the respective property is recovered.

     Total revenue generated in 1993 was $62,409 compared with $15,756 and $26,788 for 1992 and 1991, respectively. For all three years, distributions received from partnerships in which AHP holds interests represent more than 98% of total revenue. For income tax purposes, cash distributions received are treated as offsets to investment.

     Total expenses for 1993 were $73,287, compared with $75,163 and $161,869 for 1992 and 1991, respectively, a decrease of 12% and 55% from these years. The decrease in 1992 compared to 1991 is mainly due to a decrease of $77,747 in professional fees, an increase of $169 in communications with partners, and a decrease of $9,128 in miscellaneous expense.

     Net losses for 1993 were $10,878 compared to net losses of $59,407 and $135,081 for 1992 and 1991, respectively.

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


ITEM 11.  EXECUTIVE COMPENSATION

     AHP has no executive officers. No person acting in such capacity received compensation in 1993 directly or indirectly from AHP.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NIDAM earned management fees of $50,000 during 1993 from AHP, which represents 4.2% of NIDAM's total revenue during 1993. NIDAM and NIDHC are general partners in the local limited partnerships in which AHP has invested.
A. Bruce Rozet and Deane Earl Ross, the Directors of NIDMI, beneficially own and are executive officers of NIDAM and NIDHC.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

 (a) The following documents are filed as part of this report:

     (1)  Financial Statements:

                                                                 PAGE
         Report of Independent Certified Public Accountants       F-1
         Balance Sheets - December 31, 1993 and 1992              F-2
         Statements of Operations for the Three Years
             Ended December 31, 1993                              F-3
         Statements of Partners' Deficit for the
             Three Years Ended December 31, 1993                  F-4
         Statements of Cash Flows for the Three Years
             Ended December 31, 1993                              F-5
         Notes to the Financial Statements                        F-6

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

 (b) Reports on Form 8-K

 No reports on Form 8-K were filed by AHP during the last quarter of fiscal year 1993.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN HOUSING PARTNERS
                              a California limited partnership

                              By:  NIDC Managers, Inc.
                                   General Partner


Date:  July 16, 1998          By:   /s/ Deane Earl Ross
                                 ---------------------------------------------
                                    Deane Earl Ross
                                    President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  July 16, 1998          By:   /s/ A. Bruce Rozet
                                 ---------------------------------------------
                                    A. Bruce Rozet, Chairman of the Board and
                                    Chief Executive Officer of NIDC Managers,
                                    Inc.



Date:  July 16, 1998          By:   /s/ Deane Earl Ross
                                 ---------------------------------------------
                                    Deane Earl Ross, Director, President and
                                    Treasurer (Chief Financial Officer and Chief
                                    Accounting Officer) of NIDC Managers, Inc.

              [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP]

              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
American Housing Partners


We have audited the accompanying balance sheets of American Housing Partners (a California limited partnership) as of December 31, 1993 and 1992 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. These statements were audited by other auditors, whose reports thereon have been furnished to us and our opinion, insofar as it relates to the amounts included in Note C for those limited partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Housing Partners as of December 31, 1993 and 1992 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                    /s/ Bay Sherman Craig & Goldstein, LLP

Los Angeles, California
July 14, 1997, except for Note H,
 as to which the date is July 7, 1998

                           AMERICAN HOUSING PARTNERS

                                BALANCE SHEETS

                                 DECEMBER 31,



                       ASSETS

                                                 1993           1992
                                             -----------    -----------
Cash                                         $    42,492    $       900
Notes receivable, deferred cash
 payments and accrued interest
 from related parties - Net of
 deferred gain and deferred
 interest income (Notes A, B
 and D)                                        9,683,032      9,883,136
Investments in and advances to limited
 partnerships (Notes A and C)                          -              -
                                             -----------    -----------

                                             $ 9,725,524    $ 9,884,036
                                             ===========    ===========


           LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $    45,117    $    42,647
Due to asset management company                   87,780         37,780
Mortgages payable (Note D)                    10,482,829     10,682,933
Loans payable (Note D)                           543,765        543,765
                                             -----------    -----------
                                              11,159,491     11,307,125
                                             -----------    -----------

Contingent liability (Note H)

Partners' deficit (Note I):
 Limited partners                             (1,432,945)    (1,422,075)
 General partner                                  (1,022)        (1,014)
                                             -----------    -----------
                                              (1,433,967)    (1,423,089)
                                             -----------    -----------

                                             $ 9,725,524    $ 9,884,036
                                             ===========    ===========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                           STATEMENTS OF OPERATIONS

                           YEARS ENDED DECEMBER 31,



                                     1993         1992         1991
                                   ---------   ----------   ----------
REVENUES:
  Distributions in excess of
    investment (Note C)            $ 62,409     $ 15,756    $  26,487
  Interest                                -            -          301
                                   --------     --------    ---------
                                     62,409       15,756       26,788
                                   --------     --------    ---------

EXPENSES:
  Management fees (Note E)           50,000       50,000       50,000
  Professional fees                  18,886       17,639       95,386
  Communication with partners         2,088        2,911        2,742
  Miscellaneous                       2,313        4,613       13,741
                                   --------     --------    ---------
                                     73,287       75,163      161,869
                                   --------     --------    ---------


NET LOSS (Notes A and F)           $(10,878)    $(59,407)   $(135,081)
                                   ========     ========    =========

Net loss per partnership
  unit (based upon 7,010
  units)                             $(1.55)      $(8.47)     $(19.27)
                                   ========     ========    =========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                        STATEMENTS OF PARTNERS' DEFICIT

                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                   Limited      General
                                     Total        Partners      Partner
                                  -----------    -----------    -------


Partnership units throughout
  the period                            7,010          7,005          5
                                  ===========    ===========    =======

Balance, January 1, 1991          $(1,228,601)   $(1,227,725)   $  (876)

Net loss                             (135,081)      (134,985)       (96)
                                  -----------    -----------    -------

Balance, December 31, 1991         (1,363,682)    (1,362,710)      (972)

Net loss                              (59,407)       (59,365)       (42)
                                  -----------    -----------    -------

Balance, December 31, 1992         (1,423,089)    (1,422,075)    (1,014)

Net loss                              (10,878)       (10,870)        (8)
                                  -----------    -----------    -------

Balance, December 31, 1993        $(1,433,967)   $(1,432,945)   $(1,022)
                                  ===========    ===========    =======

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                           STATEMENTS OF CASH FLOWS

                           YEARS ENDED DECEMBER 31,





                                             1993         1992         1991
                                           ---------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(10,878)    $(59,407)   $(135,081)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Due to (from) asset management
        company                                   -       18,678      (17,898)
      Decrease in accrued interest
        receivable                                -            -        6,464
      Increase (decrease) in:
        Accounts payable                      2,470       (1,125)       7,500
        Management fee payable               50,000       37,000            -
      Other                                       -            -        5,411
                                           --------     --------    ---------
          Net cash provided by (used
           in) operating activities          41,592       (4,854)    (133,604)
                                           --------     --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deferred cash payments received               -            -       98,000
                                           --------     --------    ---------

          Net cash provided by
            investing activities                  -            -       98,000
                                           --------     --------    ---------

NET INCREASE (DECREASE) IN CASH              41,592       (4,854)     (35,604)

Cash at beginning of year                       900        5,754       41,358
                                           --------     --------    ---------

Cash at end of year                        $ 42,492     $    900    $   5,754
                                           ========     ========    =========

Noncash investing and financing activities:
  Principal payments on mortgages payable were made by buyers on behalf of the Partnership totaling $200,104, $211,492 and $197,232 during the years ended December 31, 1993, 1992 and 1991, respectively.


See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                       NOTES TO THE FINANCIAL STATEMENTS

                       DECEMBER 31, 1993, 1992 AND 1991



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

                       DECEMBER 31, 1993, 1992 AND 1991



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

                       DECEMBER 31, 1993, 1992 AND 1991



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

    Under the terms of all the sales agreements, the purchasers' obligations to make payments on the notes receivable are limited to the purchasers' share of the allowable surplus cash distributions (as defined by HUD) received from the projects. These distributions may not exceed the aggregate of $89,758 annually, plus prior allowable distributions. No surplus cash distributions were received by the Partnership from the projects in 1991, 1992 and 1993. Aggregate allowable distributions were $1,202,243 at December 31, 1993. The purchasers are also obligated to make the payments on the related underlying HUD mortgages payable (Note D).

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1993, 1992 AND 1991



B.  SALES OF INVESTMENTS IN LIMITED PARTNERSHIPS TO RELATED PARTIES
    (CONTINUED)

    Amounts due from the related parties in connection with these sales are summarized as follows:

                                               1993           1992
                                           -------------   -----------
      Deferred cash payments due in
        various installments through
        1987.  At December 31, 1987,
        all remaining payments became
        delinquent                         $    499,066    $    499,066

      All-inclusive residual notes
        receivable                           18,253,525      18,253,525

      Note receivable                           423,000         423,000

      Accrued interest receivable            14,036,910      13,567,529

      Deferred gain on sales                 (7,756,342)     (7,756,342)

      Deferred interest income              (15,773,127)    (15,103,642)
                                           ------------    ------------

                                           $  9,683,032    $  9,883,136
                                           ============    ============

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1993, 1992 AND 1991


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

    The following is a summary of the changes in the investments in and advances to the limited partnerships in which the Partnership had an equity interest:

                                             1993        1992
                                          ----------   ---------

      Balance, beginning of year          $       -    $      -

      Distributions from limited
       partnerships:
        Total distributions received        (62,409)    (15,756)
        Distributions received in
          excess of carrying values
          of the investments                 62,409      15,756
                                          ---------    --------
                                                  -           -
                                          ---------    --------

       Equity in net income of
       limited partnerships:
        Net income                          181,604      50,130
        Net income not recognized
          as the carrying values
          of the investments are
          at zero                          (181,604)    (50,130)
                                          ---------    --------

      Net income recognized                       -           -
                                          ---------    --------

      Balance, end of year                $       -    $      -
                                          =========    ========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1993, 1992 AND 1991



C.  INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

    Summarized balance sheets and statements of operations for the limited partnerships in which the Partnership has an equity interest are as follows:

                                BALANCE SHEETS

             ASSETS                           1993           1992
                                          ------------   ------------
    Property and equipment, at cost:
      Buildings, equipment and
      furnishings                         $10,499,957    $10,418,477
        Less accumulated
          depreciation                      7,835,801      7,571,361
                                          -----------    -----------
                                            2,664,156      2,847,116
    Land                                      549,951        525,956
                                          -----------    -----------
                                            3,214,107      3,373,072
    Cash                                      201,281        174,337
    Other assets                            1,068,726        975,903
                                          -----------    -----------

                                          $ 4,484,114    $ 4,523,312
                                          ===========    ===========
        LIABILITIES AND PARTNERS'
          DEFICIT

    Mortgages payable                     $ 6,369,284    $ 6,517,271
    Other liabilities                         720,459        776,301
                                          -----------    -----------
                                            7,089,743      7,293,572
    Partners' deficit                      (2,605,629)    (2,770,260)
                                          -----------    -----------

                                          $ 4,484,114    $ 4,523,312
                                          ===========    ===========

    Partnership's share of
      partners' deficit                   $(2,510,474)   $(2,676,322)

    Cumulative cash distributions
      and losses from limited
      partnerships in excess of the
      Partnership's investment              2,510,474      2,676,322
                                          -----------    -----------

    Investments in and advances
      to limited partnerships             $         -    $         -
                                          ===========    ===========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1993, 1992 AND 1991



C.  INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)



                            STATEMENTS OF OPERATIONS

                                  1993          1992          1991
                               -----------   -----------   -----------
    Revenues:
     Rental                    $2,153,535    $2,097,614    $1,938,137
     Other                        247,338       229,489       233,217
                               ----------    ----------    ----------
                                2,400,873     2,327,103     2,171,354
                               ----------    ----------    ----------

    Expenses:
     Operating                  1,588,469     1,570,951     1,516,832
     Depreciation                 264,440       331,406       331,009
     Interest                     364,797       374,609       383,971
                               ----------    ----------    ----------
                                2,217,706     2,276,966     2,231,812
                               ----------    ----------    ----------

      NET INCOME
        (LOSSES)               $  183,167    $   50,137    $  (60,458)
                               ==========    ==========    ==========
    Partnership's share
      of net income
      (losses)                 $  181,604    $   50,130    $  (59,848)

    Net (income) losses
      not recognized as
      the carrying values
      of the investments
      have been reduced
      to zero                    (181,604)      (50,130)       59,848
                               ----------    ----------    ----------

    Equity in net income
      (losses) of limited
      partnerships
      recognized               $        -    $        -    $        -
                               ==========    ==========    ==========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1993, 1992 AND 1991



D.  MORTGAGES AND LOANS PAYABLE

    As discussed in Note B, the Partnership was assigned interests in certain underlying HUD mortgages on the multi-family residential rental projects disposed of by limited partnerships in which the Partnership had an investment. Responsibility for servicing the HUD mortgages remains with the sellers. The Partnership's share of the mortgages is due in various monthly installments totaling $80,616, including interest at 7% per annum, through October, 2014. The mortgages are collateralized by the apartment projects and are held by the Federal National Mortgage Association and insured by HUD.

    The following is a schedule of the Partnership's share of future maturities of the underlying HUD mortgages payable:

        Years ending
        December 31,
        ------------
         1994                                $   281,274
         1995                                    260,755
         1996                                    279,603
         1997                                    299,573
         1998                                    321,228
         Thereafter                            9,040,396
                                             -----------
                                             $10,482,829
                                             ===========


    The Partnership was also assigned interests in certain loans, aggregating $543,765 at December 31, 1993 and December 31, 1992. The loans are payable to the prior managing general partners of the limited partnerships in which the Partnership had an investment and were not assumed by the purchasers. The loans were originally made to finance construction costs that exceeded the original partners' capital contributions and the proceeds from the related HUD mortgages. Theses loans are non-interest bearing and are payable based upon certain liquidation provisions in the various limited partnership agreements.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1993, 1992 AND 1991



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

    Additionally, the management contract provides that NIDAM is entitled to a liquidation fee from the sale of projects by the limited partnerships (to other than affiliates of the management company), once the requisite approval for a total or partial liquidation has been obtained. No liquidation fees were paid in 1991, 1992 and 1993.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1993, 1992 AND 1991



F.  FEDERAL TAXABLE INCOME

    The following is a reconciliation between the net loss per the financial statements and the net earnings for federal income tax purposes:

                                      1993        1992        1991
                                   ----------  ----------  ----------
Net loss, financial
      statement basis              $(10,878)   $(59,407)   $(135,081)

    Equity in income
      (losses) of limited
      partnerships recognized
      for tax purposes but
      not recognized for
      financial statement
      purposes because the
      carrying values of the
      investments have been
      reduced to zero               194,357     154,576      (12,734)

    Equity in loss of a
      limited partnership
      recognized for
      financial statement
      purposes but deferred
      for tax purposes                    -           -      (34,160)

    Distributions in excess
      of investments in and
      advances to limited
      partnerships                  (62,409)    (15,756)     (26,487)

    Gains recognized on
      sales of investments
      in limited partner-
      ships for tax
      purposes but deferred
      for financial
      statement purposes                  -       2,365       63,279

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1993, 1992 AND 1991



F.  FEDERAL TAXABLE INCOME (CONTINUED)

                                     1993       1992       1991
                                   --------   --------   --------
      Net interest income
        recognized on
        residual notes
        receivable for tax
        purposes but deferred
        for financial
        statement purposes          200,104    211,492    313,812

      Other                           6,059      2,625      1,245
                                   --------   --------   --------

      Net income, federal
        income tax basis           $327,233   $295,895   $169,874
                                   ========   ========   ========

      Federal tax basis net
       income per
       partnership unit
       (based upon 7,010
       units)                      $  46.68   $  42.21   $  24.23
                                   ========   ========   ========

G.  RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1991, the Partnership paid fees to a company affiliated with the general partner for mortgage prepayment preservation rights in the amount of $60,000.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1993, 1992 AND 1991



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

                       DECEMBER 31, 1993, 1992 AND 1991



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

              [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP]

        Report of Independent Certified Public Accountants on Schedules
        ---------------------------------------------------------------



The Partners
American Housing Partners

In connection with our audits of the financial statements of American Housing Partners referred to in our report dated July 14, 1997, which is included in
Part II of this Form 10-K, we did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. Such statements were audited by other auditors, whose reports thereon have been furnished to us. Insofar as the information presented on Schedules IV, XI, XII and XIII as of December 31, 1993 and 1992 and for the years then ended relates to these limited partnerships, our opinion is based solely upon the reports of other auditors.
In our opinion, based on our audits and the reports of other auditors, these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ Bay Sherman Craig & Goldstein, LLP


Los Angeles, California
July 14, 1997

                           AMERICAN HOUSING PARTNERS

                       AMOUNTS DUE FROM RELATED PARTIES

                         YEAR ENDED DECEMBER 31, 1993

                                                                     SCHEDULE IV

                                                  Balance at                Reductions    Balance at
                                                  January 1,                   and       December 31,
              Partnerships                          1993       Additions     Payments        1993
---------------------------------------       --------------   ---------    ----------   ------------

Deferred Cash Payments Receivable:
   Country Acres Limited Partnership          $      6,582    $         -    $       -   $      6,582
   Northview Limited Partnership                         -              -            -              -
   Sierra Nevada Apartments, Ltd. I                338,778              -            -        338,778
   Springwater Limited Partnership                       -              -            -              -
   Sunflower Park Limited Partnership              137,000              -            -        137,000
   Thunderbird Apartments, Ltd. I                   16,706              -            -         16,706
                                              ------------    -----------    ---------   ------------
                                                   499,066              -            -        499,066
                                              ------------    -----------    ---------   ------------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership             2,375,000              -            -      2,375,000
   Northview Limited Partnership                 1,875,000              -            -      1,875,000
   Sierra Nevada Apartments, Ltd. I              6,549,300              -            -      6,549,300
   Springwater Limited Partnership               2,810,100              -            -      2,810,100
   Sunflower Park Limited Partnership            2,269,125              -            -      2,269,125
   Thunderbird Apartments, Ltd. I                2,375,000              -            -      2,375,000
                                              ------------    -----------    ---------   ------------
                                                18,253,525              -            -     18,253,525
                                              ------------    -----------    ---------   ------------
19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                     423,000              -            -        423,000
                                              ------------    -----------    ---------   ------------

Accrued Interest Receivable:
   Country Acres Limited Partnership             1,924,984        332,500     (115,775)     2,141,709
   Northview Limited Partnership                 1,492,092        262,500      (77,271)     1,677,321
   Sierra Nevada Apartments, Ltd. I              3,561,204              -     (476,706)     3,084,498
   Springwater Limited Partnership               2,293,924        393,414     (134,425)     2,552,913
   Sunflower Park Limited Partnership            1,449,466              -     (108,152)     1,341,314
   Thunderbird Apartments, Ltd. I                1,979,766        332,500      (21,689)     2,290,577
   Wesbak Housing Fund I, Ltd.                     866,093         82,485            -        948,578
                                              ------------    -----------    ---------   ------------
                                                13,567,529      1,403,399     (934,018)    14,036,910
                                              ------------    -----------    ---------   ------------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership            (3,272,934)      (242,424)           -     (3,515,358)
   Northview Limited Partnership                (2,773,065)      (202,127)           -     (2,975,192)
   Sierra Nevada Apartments, Ltd. I             (5,466,622)      (103,643)     476,706     (5,093,559)
   Springwater Limited Partnership              (3,941,332)      (284,460)           -     (4,225,792)
   Sunflower Park Limited Partnership           (2,979,814)       (23,242)     108,152     (2,894,904)
   Thunderbird Apartments, Ltd. I               (3,137,124)      (315,962)           -     (3,453,086)
   Wesbak Housing Fund I, Ltd.                  (1,289,093)       (82,485)           -     (1,371,578)
                                              ------------    -----------    ---------   ------------
                                               (22,859,984)    (1,254,343)     584,858    (23,529,469)
                                              ------------    -----------    ---------   ------------

                                              $  9,883,136    $   149,056    $(349,160)  $  9,683,032
                                              ============    ===========    =========   ============

                           AMERICAN HOUSING PARTNERS

                          YEAR ENDED DECEMBER 31, 1992


                                                                     SCHEDULE IV

                                                 Balance at                Reductions    Balance at
                                                 January 1,                   and       December 31,
              Partnerships                         1992        Additions    Payments        1992
---------------------------------------       --------------   ---------   ----------   ------------

Deferred Cash Payments Receivable:
   Country Acres Limited Partnership          $      6,582    $         -  $         -   $      6,582
   Northview Limited Partnership                         -              -            -              -
   Sierra Nevada Apartments, Ltd. I                338,778              -            -        338,778
   Springwater Limited Partnership                       -              -            -              -
   Sunflower Park Limited Partnership              137,000              -            -        137,000
   Thunderbird Apartments, Ltd. I                   16,706              -            -         16,706
                                              ------------    -----------  -----------   ------------
                                                   499,066              -            -        499,066
                                              ------------    -----------  -----------   ------------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership             2,375,000              -            -      2,375,000
   Northview Limited Partnership                 1,875,000              -            -      1,875,000
   Sierra Nevada Apartments, Ltd. I              6,549,300              -            -      6,549,300
   Springwater Limited Partnership               2,810,100              -            -      2,810,100
   Sunflower Park Limited Partnership            2,269,125              -            -      2,269,125
   Thunderbird Apartments, Ltd. I                2,375,000              -            -      2,375,000
                                              ------------    -----------  -----------   ------------
                                                18,253,525              -            -     18,253,525
                                              ------------    -----------  -----------   ------------
19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                     423,000              -            -        423,000
                                              ------------    -----------  -----------   ------------

Accrued Interest Receivable:
   Country Acres Limited Partnership             1,699,705        332,500     (107,221)     1,924,984
   Northview Limited Partnership                 1,318,151        262,500      (88,559)     1,492,092
   Sierra Nevada Apartments, Ltd. I              4,038,471              -     (477,267)     3,561,204
   Springwater Limited Partnership               2,019,867        393,414     (119,357)     2,293,924
   Sunflower Park Limited Partnership            1,557,744              -     (108,278)     1,449,466
   Thunderbird Apartments, Ltd. I                1,777,573        332,500     (130,307)     1,979,766
   Wesbak Housing Fund I, Ltd.                     783,608         82,485            -        866,093
                                              ------------    -----------  -----------   ------------
                                                13,195,119      1,403,399   (1,030,989)    13,567,529
                                              ------------    -----------  -----------   ------------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership            (3,023,688)      (249,246)           -     (3,272,934)
   Northview Limited Partnership                (2,583,365)      (189,700)           -     (2,773,065)
   Sierra Nevada Apartments, Ltd. I             (5,847,233)       (96,656)     477,267     (5,466,622)
   Springwater Limited Partnership              (3,643,521)      (297,811)           -     (3,941,332)
   Sunflower Park Limited Partnership           (3,066,417)       (21,675)     108,278     (2,979,814)
   Thunderbird Apartments, Ltd. I               (2,905,250)      (231,874)           -     (3,137,124)
   Wesbak Housing Fund I, Ltd.                  (1,206,608)       (82,485)           -     (1,289,093)
                                              ------------    -----------  -----------   ------------
                                               (22,276,082)    (1,169,447)     585,545    (22,859,984)
                                              ------------    -----------  -----------   ------------

                                              $ 10,094,628    $   233,952  $  (445,444)  $  9,883,136
                                              ============    ===========  ===========   ============

                           AMERICAN HOUSING PARTNERS

                          YEAR ENDED DECEMBER 31, 1991



                                                                     SCHEDULE IV

                                               Balance at                                  Balance at
                                               January 1,                                 December 31,
              Partnerships                        1991       Additions      Payments          1991
---------------------------------------       ------------  -----------   -----------     ------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership          $      1,404  $     5,178   $         -     $      6,582
   Northview Limited Partnership                         -            -             -                -
   Sierra Nevada Apartments, Ltd. I                421,782            -       (83,004)         338,778
   Springwater Limited Partnership                       -            -             -                -
   Sunflower Park Limited Partnership               86,750       50,250             -          137,000
   Thunderbird Apartments, Ltd. I                   46,998            -       (30,292)          16,706
                                              ------------  -----------   -----------     ------------
                                                   556,934       55,428      (113,296)         499,066
                                              ------------  -----------   -----------     ------------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership             2,375,000            -             -        2,375,000
   Northview Limited Partnership                 1,875,000            -             -        1,875,000
   Sierra Nevada Apartments, Ltd. I              6,549,300            -             -        6,549,300
   Springwater Limited Partnership               2,810,100            -             -        2,810,100
   Sunflower Park Limited Partnership            2,319,375            -       (50,250)       2,269,125
   Thunderbird Apartments, Ltd. I                2,375,000            -             -        2,375,000
                                              ------------  -----------   -----------     ------------
                                                18,303,775            -       (50,250)      18,253,525
                                              ------------  -----------   -----------     ------------

19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                     423,000            -             -          423,000
                                              ------------  -----------   -----------     ------------

Accrued Interest Receivable:
   Country Acres Limited Partnership             1,469,873      332,500      (102,668)       1,699,705
   Northview Limited Partnership                 1,133,177      262,500       (77,526)       1,318,151
   Sierra Nevada Apartments, Ltd. I              3,599,847      916,902      (478,278)       4,038,471
   Springwater Limited Partnership               1,746,051      393,414      (119,598)       2,019,867
   Sunflower Park Limited Partnership            1,348,573      317,678      (108,507)       1,557,744
   Thunderbird Apartments, Ltd. I                1,575,675      332,500      (130,602)       1,777,573
   Wesbak Housing Fund I, Ltd.                     701,123       82,485             -          783,608
                                              ------------  -----------   -----------     ------------
                                                11,574,319    2,637,979    (1,017,179)      13,195,119
                                              ------------  -----------   -----------     ------------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership            (2,761,149)    (262,539)            -       (3,023,688)
   Northview Limited Partnership                (2,383,695)    (199,670)            -       (2,583,365)
   Sierra Nevada Apartments, Ltd. I             (5,331,945)    (515,288)            -       (5,847,233)
   Springwater Limited Partnership              (3,290,513)    (353,008)            -       (3,643,521)
   Sunflower Park Limited Partnership           (2,837,032)    (229,385)            -       (3,066,417)
   Thunderbird Apartments, Ltd. I               (2,682,671)    (222,579)            -       (2,905,250)
   Wesbak Housing Fund I, Ltd.                  (1,124,123)     (82,485)            -       (1,206,608)
                                              ------------  -----------   -----------     ------------
                                               (20,411,128)  (1,864,954)            -      (22,276,082)
                                              ------------  -----------   -----------     ------------

                                              $ 10,446,900  $   828,453   $(1,180,725)    $ 10,094,628
                                              ============  ===========   ===========     ============

                           AMERICAN HOUSING PARTNERS

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                               DECEMBER 31, 1993


                                                                     SCHEDULE XI

                                                                                    Land,
                                                                                    Buildings,
                                                            Initial Cost to         Equipment,
                                                              Partnership           and Furnish-
                                                       -------------------------    ings Costs
                            Number -                                 Buildings,     Capitalized
                            Type of       Outstanding                Equipment,     Since
Partnership/Location        Apartments    Mortgage        Land       Furnishings    Completion
-------------------------   ----------   -----------   -----------   -----------   ------------

  Columbia-Jennifer,        50-Garden     $  735,210      $ 21,907    $1,011,149   $          -
    Ltd; Columbus, OH

  Homestead Limited         102-Garden     2,118,973       196,866     2,694,378        452,770
    Dividend Housing        48-Town-
    Association;              house
    Portage, MI

  Pine Villa                50-Garden        569,289        46,334       789,603        235,207
    Associates;
    Spokane, WA

  Tanglewood Terrace,       196-Garden     1,815,332        91,733     2,856,587        500,013
    Ltd; Texarkana, TX

  Woodhaven Apartments      72-Garden      1,130,480        79,768     1,698,994        374,599
    Associates;
    Spokane, WA
                                          ----------      --------    ----------     ----------
                                          $6,369,284      $436,608    $9,050,711     $1,562,589
                                          ==========      ========    ==========     ==========
                                                                                                    Lives
                                  Amount at Which Carried at                                        on Which
                                        Close of Period                                             Depreciation
                            ---------------------------------------                                 in Latest
                                          Buildings                                                 Statement of
                                          Equipment,                  Accumulated    Construction   Operations
Partnership/Location          Land        Furnishings      Total      Depreciation      Period      is Computed
-------------------------   -----------   -----------   -----------   ------------   ------------   -----------

  Columbia-Jennifer,        $ 21,907      $ 1,011,149   $ 1,033,056     $  616,177     1975-1976       8-33
    Ltd; Columbus, OH

  Homestead Limited          249,253        3,094,761     3,344,014      2,398,437     1971-1972       4-33
    Dividend Housing
    Association;
    Portage, MI

  Pine Villa                 68,276        1,002,868     1,071,144        775,715     1971-1972       5-33
    Associates;
    Spokane, WA

  Tanglewood Terrace,        91,733        3,356,600     3,448,333      2,551,693     1971-1973       5-33
    Ltd; Texarkana, TX

  Woodhaven Apartments      118,782        2,034,579     2,153,361      1,493,779     1972-1973       5-36
    Associates;
    Spokane, WA
                           --------      -----------   -----------     ----------
                           $549,951      $10,499,957   $11,049,908     $7,835,801
                           ========      ===========   ===========     ==========

See notes to the schedule.

                           AMERICAN HOUSING PARTNERS

                             NOTES TO THE SCHEDULE                   SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



1. Each limited partnership owns and operates a multi-family, HUD-regulated, residential housing project. During the related construction stage, all costs of developing the projects were included in construction-in-progress. Upon substantial completion, the costs were reclassified to building and improvements.

2. The aggregate cost of land, buildings, equipment and furnishings for federal income tax purposes at December 31, 1993, 1992 and 1991 is $10,442,034, $10,336,557 and $9,903,583, respectively.

3. Investments in property and equipment:

   Cost:

          Balance, January 1, 1991                    $10,594,144

          Additions                                       152,496

          Retirements                                      (1,345)
                                                      -----------

          Balance, December 31, 1991                   10,745,295

          Additions                                       218,174

          Retirements                                     (19,036)
                                                      -----------

          Balance, December 31, 1992                   10,944,433

          Additions                                       105,475

          Retirements                                           -
                                                      -----------

          Balance, December 31, 1993                  $11,049,908
                                                      ===========

                           AMERICAN HOUSING PARTNERS

                       NOTES TO THE SCHEDULE - CONTINUED             SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



3. Investments in property and equipment (Continued):

   Accumulated depreciation:

            Balance, January 1, 1991                             $6,924,788

            Depreciation charged to expense during
             the year                                               331,009

            Retirements                                              (1,345)
                                                                 ----------

            Balance, December 31, 1991                            7,254,452

            Depreciation charged to expense during
             the year                                               331,406

            Retirements                                             (14,497)
                                                                 ----------

            Balance, December 31, 1992                            7,571,361

            Depreciation charged to expense during
             the year                                               264,440

            Retirements                                                   -
                                                                 ----------

            Balance, December 31, 1993                           $7,835,801
                                                                 ==========

                           AMERICAN HOUSING PARTNERS

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1993



HUD insured first mortgages, interests in which were assigned to the Partnership upon sale of the real estate by the selling limited partnerships:

                                                                    SCHEDULE XII

                                                                                                  (1)         (1)           (1)
                                                                                  Final         Monthly      Face        Carrying
                                                        Type of    Interest     Maturity       Payments    Amount of     Amount of
          Partnership/Location                          Property     Rate         Date       to Maturity   Mortgages     Mortgages
----------------------------------------------------  -----------  --------  --------------  ----------- ------------- ------------

Country Acres Apartments; La Porte, Indiana            Apartments     7%     February, 2013    $ 8,473   $ 1,352,230   $ 1,071,375

Northview Gardens Apartments; Henry County, Virginia   Apartments     7%     June, 2014          6,115       984,000       797,614

Sierra Nevada Arms; Las Vegas, Nevada                  Apartments     7%     July, 2014         37,724     6,070,500     4,929,613

Springwater Apartments; Denver, Colorado               Apartments     7%     October, 2014       9,434     1,510,120     1,239,470

Sunflower Park Apartments; Kansas City, Kansas         Apartments     7%     September, 2014     8,558     1,377,225     1,122,423

Thunderbird Apartments; Las Vegas, Nevada              Apartments    7%      December, 2012     10,312     1,659,365     1,322,334
                                                                                               -------   -----------   -----------

                                                                                               $80,616   $12,953,440   $10,482,829
                                                                                               =======   ===========   ===========

   (1)  Partnership's share

See notes to the schedule.

                           AMERICAN HOUSING PARTNERS

                               DECEMBER 31, 1993



HUD insured first mortgages on properties owned by limited partnerships in which the Partnership has an investment:

                                                                    SCHEDULE XII

                                                                                                   (1)         (1)           (1)
                                                                                   Final         Monthly      Face        Carrying
                                                         Type of    Interest     Maturity       Payments    Amount of     Amount of
          Partnership/Location                           Property     Rate         Date       to Maturity   Mortgages     Mortgages
-----------------------------------------------------  ------------ --------  --------------- ----------- ------------- ------------


Columbia-Jennifer, Ltd.; Columbus, Ohio                 Apartments      7%    September, 2016   $ 5,390    $  867,400    $  735,210

Homestead Limited Dividend Housing Association;
 Portage, Michigan                                      Apartments    6.5%    January, 2013      16,378     2,935,400     2,118,973

Pine Villa Associates; Spokane, Washington              Apartments      8%    May, 2012           4,930       709,000       569,289

Tanglewood Terrace, Ltd.; Texarkana, Texas              Apartments      7%    September, 2013    14,391     2,315,800     1,815,332

Woodhaven Apartments Associates; Spokane, Washington    Apartments      7%    November, 2013      8,765     1,410,500     1,130,480
                                                                                                -------    ----------    ----------

                                                                                                $49,854    $8,238,100    $6,369,284
                                                                                                =======    ==========    ==========

   (1)  100% amounts;  Partnership's share is generally 99%.

See notes to the schedule.

                           AMERICAN HOUSING PARTNERS

                             NOTES TO THE SCHEDULE                  SCHEDULE XII

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                               DECEMBER 31, 1993


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

3.  Carrying amount of the mortgage loans:

                                                                 (2)
                                                           Mortgage Loans
                                             (1)           of Limited
                                          Mortgage         Partnerships
                                       Loans Assigned      in Which the
                                           to the          Partnership Has
                                         Partnership       an Investment
                                       --------------      ---------------

    Balance at January 1, 1991           $11,091,657         $6,788,528

    Payments on principal during
     the year                               (197,232)          (130,993)
                                         -----------         ----------

    Balance at December 31, 1991          10,894,425          6,657,535

    Payments on principal during
     the year                               (211,492)          (140,264)
                                         -----------         ----------

    Balance at December 31, 1992          10,682,933          6,517,271

    Payments on principal during
     the year                               (200,104)          (147,987)
                                         -----------         ----------

    Balance at December 31, 1993         $10,482,829         $6,369,284
                                         ===========         ==========


      (1)  Partnership's share

      (2)  100% amounts; Partnership's share is generally 99%.

                           AMERICAN HOUSING PARTNERS

              INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

                         YEAR ENDED DECEMBER 31, 1993



The following schedule summarizes the cumulative equity in net income and losses and cash distributions not recorded in the investments in and advances to limited partnerships account, as the carrying values of the investments are at zero:

                                                                   SCHEDULE XIII

                                                                                                        (1)
                                   % of      % of Interest      Balance                 Equity in      Cash        Balance
                                Ownership      in Profit        January     Invest-    Net Income     Distri-      December
    Limited Partnership          Interest     and Losses        1, 1993      ments       (Losses)     butions      31, 1993
-----------------------------   ---------    -------------    -----------   -------    ----------    --------    -----------

Columbia-Jennifer, Ltd.           98.98%         98.98%       $  (201,004)  $     -      $ (6,409)   $      -    $  (207,413)
Homestead Limited Dividend
 Housing Associates               99.00          99.00           (510,021)        -        81,150     (15,756)      (444,627)
Pine Villa Associates             98.52          99.00           (298,680)        -        44,595           -       (254,085)
Tanglewood Terrace, Ltd.          99.00          99.00         (1,081,526)        -        17,152           -     (1,064,374)
Woodhaven Apartments
 Associates                       95.00          99.00           (585,091)        -        45,116           -       (539,975)
                                                              -----------   -------      --------    --------    -----------

                                                              $(2,676,322)  $     -      $181,604    $(15,756)   $(2,510,474)
                                                              ===========   =======      ========    ========    ===========


  (1) Cash distribution received from Homestead      $(15,756)
      Repayment of advance to Woodhaven
       previously written off                         (46,653)
                                                     --------

      Total Distributions in Excess of Investment    $(62,409)
                                                     ========