Form 10-K
period 1994-12-31
AMERICAN HOUSING PARTNERS
filed 1998-07-16
CIK 5207

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Year Ended December 31, 1994

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

                                Yes ___  No  X
                                            ---

The registrant is a limited partnership and therefore has no voting stock. As of December 31, 1994, 7,005 limited partnership interests ("Interests") were outstanding, which had been issued originally in 1971. The Interests are not currently traded on any market. Therefore, no market selling price and no average bid or asked prices exist for the 60 days prior to the date of filing.

                               TABLE OF CONTENTS

                                                                            Page

PART I.
Item 1.        Business                                                       1

Item 2.        Properties                                                     3

Item 3.        Legal Proceedings                                              4

Item 4.        Submission of Matters to a Vote of Security Holders            6


PART II.

Item 5.        Market for the Registrant's Partnership Interests              7

Item 6.        Selected Financial Data                                        8

Item 7.        Management's Discussion and Analysis of                        8
               Financial Condition and Results of Operations

Item 8.        Financial Statements and Supplementary Data                    9

Item 9.        Changes in and Disagreements with Accountants                  9
               on Accounting and Financial Disclosure


PART III.

Item 10.       Directors and Executive Officers of the Registrant            10

Item 11.       Executive Compensation                                        11

Item 12.       Partnership Interest Ownership of Certain                     11
               Beneficial Owners and Management

Item 13.       Certain Relationships and Related Transactions                11


PART IV.

Item 14.       Exhibits, Financial Statement Schedules                       12
               and Reports on Form 8-K

                                     PART I

ITEM 1. BUSINESS

     American Housing Partners ("AHP"), a California limited partnership, was formed on June 7, 1971, to invest through local limited partnerships in government assisted multi-family housing developments ("Projects" or "Government-Assisted Properties"). Each local limited partnership owns, individually, a single low to moderate income multi-family housing project which is subsidized and/or mortgage-insured by the federal government. During 1994, and as of December 31, 1994, AHP held interests in five local limited partnerships which own and operate a Project. The general partner of AHP is NIDC Managers, Inc., a Delaware corporation ("NIDMI" or "the General Partner"). See
Item 12 "Partnership Interest Ownership of Certain Beneficial Owners and Management".

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

     During 1994, the Projects operated, in the aggregate, with positive cash flow. The distributions from the local limited partnerships are limited by the Projects' regulatory agreements with HUD or other similar state agencies, to 6% per annum of the original equity provided to the Project (as determined by HUD), payable only when cash is available as determined by a formula provided by HUD. Of the distributions payable to AHP and the general partners of the local limited partnerships at December 31, 1994, a portion is currently payable and the remainder is deferred until there is available cash.

     In 1983, AHP adopted a policy of selling the Projects in which it holds an interest (through the local limited partnership) when such sale can be made on satisfactory terms and deemed in the best interest of the partners of AHP. This policy resulted in two Project sales in 1983, four Project sales in 1984, one Project sale in 1985 and three Project sales in 1989. Of the 20 Projects in which AHP held an interest through its ownership of local limited partnerships (19 originally and one acquired), five remain and one, Woodwork Apartments, which was sold in 1985, still has not had a final closing. See Item 2. Properties and Item 3. Legal Proceedings. Due to certain partnership amendments approved by the limited partners in December 1984, NIDMI has been granted additional discretion to consummate the sale of the remaining Projects in which AHP holds an interest.

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

     AHP sold its Partnership interest in 3 Projects in 1989. Set forth below is a schedule as of December 31, 1994 of Projects owned by local limited partnerships in which AHP is a limited partner, together with the current occupancy status of each Project.

============================================================================================================

                                     SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                                  IN WHICH AHP HAS AN INVESTMENT

  Name & Location     No. Units  Project Type      Insured and/or             Units      Units Occupied/
                                                  Subsidized Under         Authorized    Percentage Total
                                                                            For Rental         Units
                                                                            Assistance
                                                                             Section 8
============================================================================================================
Jennifer Apts.           50         Garden        FHA Sec. 236                    30         50        100%
Columbus, OH

Milham Meadows I        102         Garden        FHA Sec. 236                    45        126         84%
Portage, MI              48       Townhouse       Michigan State
                                                  Housing Devel Auth

Pine Villa               50         Garden        FHA Sec.236                     40         50        100%
Spokane, WA

Tanglewood Terrace      196         Garden        FHA Sec. 221(d)(4)              *         163         83%
Texarkana, TX

Woodhaven Apts.          72         Garden        FHA Sec. 221(d)(4)              *          72        100%
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1994 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

     AHP partnership interests are not actively traded and no public trading market exists. From time to time, a sale of the partnership interests is made at a price negotiated between the buyer and seller. The transactions are handled through a limited number of broker-dealers.

     As of December 31, 1994 there were 5 general partner interests held by NIDMI and 7,005 limited partner interests held by 517 limited partners. This figure is based upon the number of record holders as reported by the Registrant's transfer agent.

     During 1990 one cash distribution was made. On September 3, 1990, $576,923 was distributed to partners of record as of December 29, 1989.

     During 1991 no cash distributions were made.

     During 1992 no cash distributions were made.

     During 1993 no cash distributions were made.

     During 1994 no cash distributions were made.

ITEM 6. SELECTED FINANCIAL DATA

     The following summary of selected financial data should be read in conjunction with Item 14, herein, which also includes a summary of AHP's significant accounting policies.

============================================================================================================
FOR THE YEAR                1994              1993              1992              1991               1990
ENDED DEC. 31:
Interest and                2,533               -0-               -0-                301            17,851
other income

Distributions             559,041            62,409            15,756             26,487            41,012
in excess of
investment

Income (Loss)             369,769           (10,878)          (59,407)          (135,081)          (27,946)
from operations

Net earnings              369,769           (10,878)          (59,407)          (135,081)          (27,946)
(loss)

Net earnings                52.75             (1.55)            (8.47)            (19.27)            (3.99)
(loss) per
partnership
interest

AT YEAR END:

Total assets            9,851,368         9,725,524         9,884,036         10,118,280        10,507,582

Long-term debt         10,874,083        11,026,594        11,226,698         11,438,190        11,692,462

Partners'              (1,064,198)       (1,433,967)       (1,423,089)        (1,363,682)       (1,228,601)
deficit

Deficit per               (151.81)          (204.56)          (203.01)           (194.53)          (175.26)
partnership
interest

Distributions                 -0-               -0-               -0-                -0-                82
per
partnership
Interest

Number of                     517               509               505                501               497
limited
partners

============================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS:

     Payments received in 1994, 1993 and 1992 on notes receivable resulting from project sales in prior years were limited to the amounts required to service the underlying HUD mortgages on these projects. The Partnership also received surplus cash distributions of

$559,041, $62,409 and $15,756 for 1994, 1993, and 1992, respectively. For income tax purposes, AHP's share of net interest income recognized on the notes receivable was $152,511 for 1994, compared with $200,104 and $211,492 for 1993 and 1992, respectively. For financial statement purposes, as the sales are accounted for under the cost recovery method, all interest income is deferred until the cost of the respective property is recovered.

     Total revenue generated in 1994 was $561,574 compared with $62,409 and $15,756 for 1993 and 1992, respectively. For all three years, distributions received from partnerships in which AHP holds interests represent more than 99% of total revenue. For income tax purposes, cash distributions received are treated as offsets to investment.

     Total expenses for 1994 were $191,805, compared with $73,287 and $75,163 for 1993 and 1992, respectively, an increase of 162% from 1993 to 1994 and a decrease of 2% from 1992 and 1993. The increase in 1994 compared to 1993 is mainly due to an increase in professional fees of $130,500 paid to a company affiliated with the general partner for asset management and preservation services.

     Net income for 1994 was $369,769 compared to net losses of $10,878 and $59,407 for 1993 and 1992, respectively.

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

ITEM 11. EXECUTIVE COMPENSATION

     AHP has no executive officers. No person acting in such capacity received compensation in 1994 directly or indirectly from AHP.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NIDAM earned management fees of $50,000 during 1994 from AHP, which represents 9.3% of NIDAM's total revenue during 1994. NIDAM and NIDHC are general partners in the local limited partnerships in which AHP has invested. A. Bruce Rozet and Deane Earl Ross, the Directors of NIDMI, beneficially own and are executive officers of NIDAM and NIDHC.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

 (a) The following documents are filed as part of this report:

     (1) Financial Statements:
                                                                     PAGE

         Report of Independent Certified Public Accountants           F-1
         Balance Sheets - December 31, 1994 and 1993                  F-2
         Statements of Operations for the Three Years
             Ended December 31, 1994                                  F-3
         Statements of Partners' Deficit for the
             Three Years Ended December 31, 1994                      F-4
         Statements of Cash Flows for the Three Years
             Ended December 31, 1994                                  F-5
         Notes to the Financial Statements                            F-6

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed by AHP during the last quarter of fiscal year 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMERICAN HOUSING PARTNERS
                                a California limited partnership

                                By:  NIDC Managers, Inc.
                                     General Partner


Date: July 16, 1998             By: /s/ Deane Earl Ross
                                    -------------------------------------------
                                    Deane Earl Ross
                                    President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 16, 1998             By: /s/ A. Bruce Rozet
                                    -------------------------------------------
                                    A. Bruce Rozet, Chairman of the Board and
                                    Chief Executive Officer of NIDC Managers,
                                    Inc.


Date: July 16, 1998             By: /s/ Deane Earl Ross
                                    -------------------------------------------
                                    Deane Earl Ross, Director, President and
                                    Treasurer (Chief Financial Officer and Chief
                                    Accounting Officer) of NIDC Managers, Inc.

        [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP APPEARS HERE]


              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
American Housing Partners


We have audited the accompanying balance sheets of American Housing Partners (a California limited partnership) as of December 31, 1994 and 1993 and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. These statements were audited by other auditors, whose reports thereon have been furnished to us and our opinion, insofar as it relates to the amounts included in Note C for those limited partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Housing Partners as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ Bay Sherman Craig & Goldstein, LLP

Los Angeles, California
July 24, 1997, except for Note I,
 as to which the date is July 7, 1998

                           AMERICAN HOUSING PARTNERS

                                BALANCE SHEETS

                                 DECEMBER 31,

                     ASSETS
                                                      1994          1993
                                                  -----------    -----------
Cash                                              $    17,267    $    42,492
Notes receivable, deferred cash
 payments and accrued interest
 from related parties - Net of
 deferred gain and deferred
 interest income (Notes A, B
 and D)                                             9,530,521      9,683,032
Due from affiliates (Note H)                          303,580              -
Investments in and advances to limited
 partnerships (Notes A and C)                               -              -
                                                  -----------    -----------

                                                  $ 9,851,368    $ 9,725,524
                                                  ===========    ===========


   LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                                  $    40,703    $    45,117
Due to asset management company                           780         87,780
Mortgages payable (Note D)                         10,330,318     10,482,829
Loans payable (Note D)                                543,765        543,765
                                                  -----------    -----------
                                                   10,915,566     11,159,491
                                                  -----------    -----------

Contingent liability (Note I)

Partners' deficit (Note J):
 Limited partners                                  (1,063,440)    (1,432,945)
 General partner                                         (758)        (1,022)
                                                  -----------    -----------
                                                   (1,064,198)    (1,433,967)
                                                  -----------    -----------

                                                  $ 9,851,368    $ 9,725,524
                                                  ===========    ===========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                           STATEMENTS OF OPERATIONS

                           YEARS ENDED DECEMBER 31,

                                          1994       1993        1992
                                        --------   --------    --------
REVENUES:
  Distributions in excess of
    investment (Note C)                 $559,041   $ 62,409    $ 15,756
  Interest                                 2,533          -           -
                                        --------   --------    --------
                                         561,574     62,409      15,756
                                        --------   --------    --------

EXPENSES:
  Management fees (Note E)                50,000     50,000      50,000
  Professional fees (Note G)             137,186     18,886      17,639
  Communication with partners              2,987      2,088       2,911
  Miscellaneous                            1,632      2,313       4,613
                                        --------   --------    --------
                                         191,805     73,287      75,163
                                        --------   --------    --------


NET INCOME (LOSS) (Notes A
 and F)                                 $369,769   $(10,878)   $(59,407)
                                        ========   ========    ========

Net income (loss) per
 partnership unit (based
 upon 7,010 units)                      $  52.75   $  (1.55)   $  (8.47)
                                        ========   ========    ========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                        STATEMENTS OF PARTNERS' DEFICIT

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                      Limited       General
                                                  Total               Partners      Partner
                                               -----------          ------------    --------
Partnership units throughout
  the period                                         7,010                7,005           5
                                               ===========          ===========     =======

Balance, January 1, 1992                       $(1,363,682)         $(1,362,710)    $  (972)

Net loss                                           (59,407)             (59,365)        (42)
                                               -----------          -----------     -------

Balance, December 31, 1992                      (1,423,089)          (1,422,075)     (1,014)

Net loss                                           (10,878)             (10,870)         (8)
                                               -----------          -----------     -------

Balance, December 31, 1993                      (1,433,967)          (1,432,945)     (1,022)

Net income                                         369,769              369,505         264
                                               -----------          -----------     -------

Balance, December 31, 1994                     $(1,064,198)         $(1,063,440)    $  (758)
                                               ===========          ===========     =======

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                           STATEMENTS OF CASH FLOWS

                           YEARS ENDED DECEMBER 31,



                                             1994       1993        1992
                                         ----------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                       $ 369,769   $(10,878)   $(59,407)
 Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
   Due to asset management
     company                                     -          -      18,678
   Increase (decrease) in:
     Accounts payable                       (4,414)     2,470      (1,125)
     Management fee payable                (87,000)    50,000      37,000
                                         ---------   --------    --------
       Net cash provided by (used
         in) operating activities          278,355     41,592      (4,854)
                                         ---------   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans to affiliates                      (303,580)         -           -
                                         ---------   --------    --------

       Net cash used in
         investing activities             (303,580)         -           -
                                         ---------   --------    --------

NET INCREASE (DECREASE) IN CASH            (25,225)    41,592      (4,854)

Cash at beginning of year                   42,492        900       5,754
                                         ---------   --------    --------

Cash at end of year                      $  17,267   $ 42,492    $    900
                                         =========   ========    ========

Noncash investing and financing activities:
  Principal payments on mortgages payable were made by buyers on behalf of the Partnership totaling $152,511, $200,104 and $211,492 during the years ended December 31, 1994, 1993 and 1992, respectively.

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                       NOTES TO THE FINANCIAL STATEMENTS

                       DECEMBER 31, 1994, 1993 AND 1992



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

                       DECEMBER 31, 1994, 1993 AND 1992



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

                       DECEMBER 31, 1994, 1993 AND 1992



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

    Under the terms of all the sales agreements, the purchasers' obligations to make payments on the notes receivable are limited to the purchasers' share of the allowable surplus cash distributions (as defined by HUD) received from the projects. These distributions may not exceed the aggregate of $89,758 annually, plus prior allowable distributions. No surplus cash distributions were received by the Partnership from the projects in 1992, 1993 and 1994. Aggregate allowable distributions were $1,270,428 at December 31, 1994. The purchasers are also obligated to make the payments on the related underlying HUD mortgages payable (Note D).

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1994, 1993 AND 1992


B.  SALES OF INVESTMENTS IN LIMITED PARTNERSHIPS TO RELATED PARTIES (CONTINUED)

    Amounts due from the related parties in connection with these sales are summarized as follows:

                                                 1994            1993
                                             ------------    ------------
     Deferred cash payments due in
      various installments through
      1987.  At December 31, 1987,
      all remaining payments became
      delinquent                             $    499,066    $    499,066

     All-inclusive residual notes
      receivable                               18,253,525      18,253,525

     Note receivable                              423,000         423,000

     Accrued interest receivable               14,790,903      14,036,910

     Deferred gain on sales                    (7,756,342)     (7,756,342)

     Deferred interest income                 (16,679,631)    (15,773,127)
                                             ------------    ------------

                                             $  9,530,521    $  9,683,032
                                             ============    ============

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1994, 1993 AND 1992


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

    The following is a summary of the changes in the investments in and advances to the limited partnerships in which the Partnership had an equity interest:

                                                1994           1993
                                             ---------      ---------
      Balance, beginning of year             $       -      $       -

      Distributions from limited
       partnerships:
        Total distributions received          (559,041)       (62,409)
        Distributions received in
         excess of carrying values
         of the investments                    559,041         62,409
                                             ---------      ---------
                                                     -              -
                                             ---------      ---------

      Equity in net income of
       limited partnerships:
        Net income                             113,323        181,604
        Net income not recognized
         as the carrying values
         of the investments are
         at zero                              (113,323)      (181,604)
                                             ---------      ---------

      Net income recognized                          -              -
                                             ---------      ---------

      Balance, end of year                   $       -      $       -
                                             =========      =========

                           AMERICAN HOUSING PARTNERS

                        DECEMBER 31, 1994, 1993 AND 1992



C.   INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

     Summarized balance sheets and statements of operations for the limited partnerships in which the Partnership has an equity interest are as follows:

                                 BALANCE SHEETS

              ASSETS                         1994              1993
                                       ----------------  ----------------
     Property and equipment, at cost:
      Buildings, equipment and
      furnishings                          $13,110,917       $10,499,957
       Less accumulated
        depreciation                         8,133,960         7,835,801
                                           -----------       -----------
                                             4,976,957         2,664,156
     Land                                      654,951           549,951
                                           -----------       -----------
                                             5,631,908         3,214,107
     Cash                                      252,945           201,281
     Other assets                            1,589,494         1,068,726
                                           -----------       -----------

                                           $ 7,474,347       $ 4,484,114
                                           ===========       ===========
        LIABILITIES AND PARTNERS'
          DEFICIT

     Mortgages payable                     $ 9,865,564       $ 6,369,284
     Other liabilities                       1,165,972           720,459
                                           -----------       -----------
                                            11,031,536         7,089,743
     Partners' deficit                      (3,557,189)       (2,605,629)
                                           -----------       -----------

                                           $ 7,474,347       $ 4,484,114
                                           ===========       ===========

     Partnership's share of
      partners' deficit                    $(2,951,528)      $(2,510,474)

     Cumulative cash distributions
      and losses from limited
      partnerships in excess of the
      Partnership's investment               2,951,528         2,510,474
                                           -----------       -----------
     Investments in and advances
      to limited partnerships              $         -       $         -
                                           ===========       ===========

                           AMERICAN HOUSING PARTNERS

                        DECEMBER 31, 1994, 1993 AND 1992



C.   INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)



                            STATEMENTS OF OPERATIONS

                                1994         1993         1992
                             -----------  -----------  -----------
     Revenues:
      Rental                 $2,253,936   $2,153,535   $2,097,614
      Other                     246,714      247,338      229,489
                             ----------   ----------   ----------
                              2,500,650    2,400,873    2,327,103
                             ----------   ----------   ----------

     Expenses:
      Operating               1,663,419    1,588,469    1,570,951
      Depreciation              304,135      264,440      331,406
      Interest                  418,361      364,797      374,609
                             ----------   ----------   ----------
                              2,385,915    2,217,706    2,276,966
                             ----------   ----------   ----------

         NET INCOME          $  114,735   $  183,167   $   50,137
                             ==========   ==========   ==========
     Partnership's share
       of net income         $  113,323   $  181,604   $   50,130

     Net income not
       recognized as the
       carrying values
       of the investments
       have been reduced
       to zero                 (113,323)    (181,604)     (50,130)
                             ----------   ----------   ----------
     Equity in net income
       of limited
       partnerships
       recognized            $        -   $        -   $        -
                             ==========   ==========   ==========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1994, 1993 AND 1992



D.  MORTGAGES AND LOANS PAYABLE

    As discussed in Note B, the Partnership was assigned interests in certain underlying HUD mortgages on the multi-family residential rental projects disposed of by limited partnerships in which the Partnership had an investment. Responsibility for servicing the HUD mortgages remains with the sellers. The Partnership's share of the mortgages is due in various monthly installments totaling $80,953, including interest at 7% per annum, through October, 2014. The mortgages are collateralized by the apartment projects and are held by the Federal National Mortgage Association and insured by HUD.

    The following is a schedule of the Partnership's share of future maturities of the underlying HUD mortgages payable:

          Years ending
          December 31,
          ------------
           1995                          $ 5,080,082
           1996                              152,003
           1997                              162,749
           1998                              174,512
           1999                              187,409
           Thereafter                      4,573,563
                                         -----------
                                         $10,330,318
                                         ===========

    HUD took possession of the property owned by one of the limited partnerships effective November 1, 1994 and commenced foreclosure proceedings. As a result, the entire debt balance of $5,131,595 is included in the 1995 total in the table above. The foreclosure was completed in 1996.

    The Partnership was also assigned interests in certain loans, aggregating $543,765 at December 31, 1994 and December 31, 1993. The loans are payable to the prior managing general partners of the limited partnerships in which the Partnership had an investment and were not assumed by the purchasers. The loans were originally made to finance construction costs that exceeded the original partners' capital contributions and the proceeds from the related HUD mortgages. Theses loans are non-interest bearing and are payable based upon certain liquidation provisions in the various limited partnership agreements.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1994, 1993 AND 1992



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

    Additionally, the management contract provides that NIDAM is entitled to a liquidation fee from the sale of projects by the limited partnerships (to other than affiliates of the management company), once the requisite approval for a total or partial liquidation has been obtained. No liquidation fees were paid in 1992, 1993 and 1994.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1994, 1993 AND 1992



F.  FEDERAL TAXABLE INCOME

    The following is a reconciliation between the net income (loss) per the financial statements and the net earnings for federal income tax purposes:

                                        1994        1993        1992
                                     ----------  ----------  ----------
    Net income (loss),
     financial statement
     basis                           $ 369,769   $(10,878)   $(59,407)

    Equity in income
     of limited partnerships
     recognized for tax
     purposes but not
     recognized for
     financial statement
     purposes because the
     carrying values of the
     investments have been
     reduced to zero                   212,131    194,357     154,576

    Distributions in excess
     of investments in and
     advances to limited
     partnerships                     (559,041)   (62,409)    (15,756)

    Gains recognized on
     sales of investments
     in limited partner-
     ships for tax
     purposes but deferred
     for financial
     statement purposes                      -          -       2,365

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1994, 1993 AND 1992



F.   FEDERAL TAXABLE INCOME (CONTINUED)

                                     1994      1993      1992
                                   --------  --------  --------

       Net interest income
         recognized on
         residual notes
         receivable for tax
         purposes but deferred
         for financial
         statement purposes         152,511   200,104   211,492

       Other                              -     6,059     2,625
                                   --------  --------  --------

       Net income, federal
         income tax basis          $175,370  $327,233  $295,895
                                   ========  ========  ========

       Federal tax basis net
         income per
         partnership unit
         (based upon 7,010
         units)                    $  25.02  $  46.68  $  42.21
                                   ========  ========  ========

G.   RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1994, the Partnership paid fees to a company affiliated with the general partner for asset management and preservation services in the amount of $130,500.

H.   DUE FROM AFFILIATES

     The Partnership has loaned funds to certain affiliated entities. The balance receivable as of December 31, 1994 is comprised of the following:

           Advances                          $301,047
           Accrued interest                     2,533
                                             --------

                                             $303,580
                                             ========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1994, 1993 AND 1992



I.   CONTINGENT LIABILITY

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

                       DECEMBER 31, 1994, 1993 AND 1992



I.   CONTINGENT LIABILITY (Continued)

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

J.   PARTNERSHIP STATUS

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

        [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP APPEARS HERE]

        Report of Independent Certified Public Accountants on Schedules
        ---------------------------------------------------------------



The Partners
American Housing Partners

In connection with our audits of the financial statements of American Housing Partners referred to in our report dated July 24, 1997, which is included in
Part II of this Form 10-K, we did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. Such statements were audited by other auditors, whose reports thereon have been furnished to us. Insofar as the information presented on Schedules IV, XI, XII and XIII as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 relates to these limited partnerships, our opinion is based solely upon the reports of other auditors. In our opinion, based on our audits and the reports of other auditors, these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ Bay Sherman Craig & Goldstein, LLP

Los Angeles, California
July 24, 1997

                                                                     SCHEDULE IV

                           AMERICAN HOUSING PARTNERS

                        AMOUNTS DUE FROM RELATED PARTIES

                          YEAR ENDED DECEMBER 31, 1994


                                                    Balance at                   Reductions         Balance at
                                                    January 1,                       and           Decemebr 31,
           Partnerships                               1994         Additions       Payments            1994
--------------------------------------             -----------     ----------     ----------       -----------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership               $    6,582      $       -      $       -        $     6,582
   Northview Limited Partnership                            -      ----------     ----------       -----------
   Sierra Nevada Apartments, Ltd. I                   338,778              -              -            338,778
   Springwater Limited Partnership                          -      ----------     ----------       -----------
   Sunflower Park Limited Partnership                 137,000              -              -            137,000
   Thunderbird Apartments, Ltd. I                      16,706              -              -             16,706
                                                    ----------     ----------     ----------       -----------
                                                      499,066              -              -            499,066
                                                    ----------     ----------     ----------       -----------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership                2,375,000              -              -          2,375,000
   Northview Limited Partnership                    1,875,000              -              -          1,875,000
   Sierra Nevada Apartments, Ltd. I                 6,549,300              -              -          6,549,300
   Springwater Limited Partnership                  2,810,100              -              -          2,810,100
   Sunflower Park Limited Partnership               2,269,125              -              -          2,269,125
   Thunderbird Apartments, Ltd. I                   2,375,000              -              -          2,375,000
                                                   -----------     ----------     ----------       -----------
                                                   18,253,525              -              -         18,253,525
                                                   -----------     ----------     ----------       -----------
19.5% Note Receivable:                                423,000              -              -            423,000
                                                   -----------     ----------     ----------       -----------
   Wesbak Housing Fund I, Ltd.

Accrued Interest Receivable:
   Country Acres Limited Partnership                2,141,709        332,500       (106,796)         2,367,413
   Northview Limited Partnership                    1,677,321        262,500        (77,175)         1,862,646
   Sierra Nevada Apartments, Ltd. I                 3,084,498              -       (238,353)         2,846,145
   Springwater Limited Partnership                  2,552,913        393,414       (119,067)         2,827,260
   Sunflower Park Limited Partnership               1,341,314              -       (108,015)         1,233,299
   Thunderbird Apartments, Ltd. I                   2,290,577        332,500              -          2,623,077
   Wesbak Housing Fund I, Ltd.                        948,578         82,485              -          1,031,063
                                                   -----------     ----------     ----------        ----------
Deferred Gain and Interest Income:                 14,036,910      1,403,399       (649,406)        14,790,903
                                                   ----------      ----------     ----------        ----------

   Country Acres Limited Partnership               (3,515,358)      (253,262)             -         (3,786,620)
   Northview Limited Partnership                   (2,975,192)      (203,445)             -         (3,178,637)
   Sierra Nevada Apartments, Ltd. I                (5,093,559)       (54,598)       238,353         (4,909,804)
   Springwater Limited Partnership                 (4,225,792)      (301,660)             -         (4,527,452)
   Sunflower Park Limited Partnership              (2,894,904)       (24,922)       108,015         (2,811,811)
   Thunderbird Apartments, Ltd. I                  (3,453,086)      (332,500)             -         (3,785,586)
   Wesbak Housing Fund I, Ltd.                     (1,371,578)       (82,485)             -         (1,454,063)
                                                  ------------    -----------     ----------       ------------
                                                  (23,529,469)    (1,252,872)       346,368        (24,435,973)
                                                  ------------    -----------     ----------       ------------

                                                  $ 9,683,032     $  150,527      $(303,038)       $ 9,530,521
                                                  ============    ===========     ==========       ============

                           AMERICAN HOUSING PARTNERS

                       AMOUNTS DUE FROM RELATED PARTIES

                         YEAR ENDED DECEMBER 31, 1994

                                                                     SCHEDULE IV

                                                                       Balance at                 Reductions   Balance at
                                                                       January 1,                    and      December 31,
            Partnerships                                                  1993       Additions     Payments       1993
---------------------------------------                               ------------   ----------  -----------  ------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership                                  $     6,582    $           $            $     6,582
   Northview Limited Partnership                                                -             -           -             -
   Sierra Nevada Apartments, Ltd. I                                       338,778             -           -       338,778
   Springwater Limited Partnership                                              -             -           -             -
   Sunflower Park Limited Partnership                                     137,000             -           -       137,000
   Thunderbird Apartments, Ltd. I                                          16,706             -           -        16,706
                                                                      -----------    ----------  ----------   -----------
                                                                          499,066             -           -       499,066
                                                                      -----------    ----------  ----------   -----------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership                                    2,375,000             -           -     2,375,000
   Northview Limited Partnership                                        1,875,000             -           -     1,875,000
   Sierra Nevada Apartments, Ltd. I                                     6,549,300             -           -     6,549,300
   Springwater Limited Partnership                                      2,810,100             -           -     2,810,100
   Sunflower Park Limited Partnership                                   2,269,125             -           -     2,269,125
   Thunderbird Apartments, Ltd. I                                       2,375,000             -           -     2,375,000
                                                                      -----------    ----------  ----------   -----------
                                                                       18,253,525             -           -    18,253,525
                                                                      -----------    ----------  ----------   -----------
19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                                            423,000             -           -       423,000
                                                                      -----------    ----------  ----------    ----------

Accrued Interest Receivable:                                            1,924,984       332,500    (115,775)    2,141,709
   Country Acres Limited Partnership                                    1,492,092       262,500     (77,271)    1,677,321
   Northview Limited Partnership                                        3,561,204             -    (476,706)    3,084,498
   Sierra Nevada Apartments, Ltd. I                                     2,293,924       393,414    (134,425)    2,552,913
   Springwater Limited Partnership                                      1,449,466             -    (108,152)    1,341,314
   Sunflower Park Limited Partnership                                   1,979,766       332,500     (21,689)    2,290,577
   Thunderbird Apartments, Ltd. I                                         866,093        82,485           -       948,578
                                                                     ------------    ----------    --------    ----------
   Wesbak Housing Fund I, Ltd.                                         13,567,529     1,403,399    (934,018)   14,036,910
                                                                     ------------    ----------    --------    ----------
Deferred Gain and Interest Income:                                     (3,272,934)     (242,424)          -    (3,515,358)
   Country Acres Limited Partnership                                   (2,773,065)     (202,127)          -    (2,975,192)
   Northview Limited Partnership                                       (5,466,622)     (103,643)    476,706    (5,093,559)
   Sierra Nevada Apartments, Ltd. I                                    (3,941,332)     (284,460)          -    (4,225,792)
   Springwater Limited Partnership                                     (2,979,814)      (23,242)    108,152    (2,894,904)
   Sunflower Park Limited Partnership                                  (3,137,124)     (315,962)          -    (3,453,086)
   Thunderbird Apartments, Ltd. I                                      (1,289,093)      (82,485)          -    (1,371,578)
                                                                     ------------    ----------    --------   -----------
   Wesbak Housing Fund I, Ltd.                                        (22,859,984)   (1,254,343)    584,858   (23,529,469)
                                                                     ------------    ----------    --------   -----------

                                                                      $ 9,883,136   $   149,056   $(349,160)  $ 9,683,032
                                                                      ===========    ==========   =========   ===========

                                                                     SCHEDULE IV

                           AMERICAN HOUSING PARTNERS

                 AMOUNTS DUE FROM RELATED PARTIES - CONTINUED

                         YEAR ENDED DECEMBER 31, 1992

                                                   Balance at                              Reductions               Balance at
                                                   January 1,                                 and                   December 31
           Partnerships                              1994              Additions            Payments                   1994
---------------------------------------           ----------          -----------         ------------             ------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership              $     6,582          $         -         $          -             $      6,582
   Northview Limited Partnership                            -                    -                    -                        -
   Sierra Nevada Apartments, Ltd. I                   338,778                    -                    -                  338,778
   Springwater Limited Partnership                          -                    -                    -                        -
   Sunflower Park Limited Partnership                 137,000                    -                    -                  137,000
   Thunderbird Apartments, Ltd. I                      16,706                    -                    -                   16,706
                                                  -----------          -----------         ------------             ------------
                                                      499,066                    -                    -                  499,066
                                                  -----------          -----------         ------------             ------------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership                2,375,000                    -                    -                2,375,000
   Northview Limited Partnership                    1,875,000                    -                    -                1,875,000
   Sierra Nevada Apartments, Ltd. I                 6,549,300                    -                    -                6,549,300
   Springwater Limited Partnership                  2,810,100                    -                    -                2,810,100
   Sunflower Park Limited Partnership               2,269,125                    -                    -                2,269,125
   Thunderbird Apartments, Ltd. I                   2,375,000                    -                    -                2,375,000
                                                  -----------          -----------         ------------              -----------
                                                   18,253,525                    -                    -               18,253,525
                                                  -----------          -----------         ------------              -----------

19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                        423,000                    -                    -                  423,000
                                                  -----------          -----------         ------------              -----------

Accrued Interest Receivable:
   Country Acres Limited Partnership                1,699,705              332,500             (107,221)               1,924,984
   Northview Limited Partnership                    1,318,151              262,500              (88,559)               1,492,092
   Sierra Nevada Apartments, Ltd. I                 4,038,471                    -             (477,267)               3,561,204
   Springwater Limited Partnership                  2,019,867              393,414             (119,357)               2,293,924
   Sunflower Park Limited Partnership               1,557,744                    -             (108,278)               1,449,466
   Thunderbird Apartments, Ltd. I                   1,777,573              332,500             (130,307)               1,979,766
   Wesbak Housing Fund I, Ltd.                        783,608               82,485                    -                  866,093
                                                  -----------          -----------         ------------              -----------
                                                   13,195,119            1,403,399           (1,030,989)              13,567,529
                                                  -----------          -----------         ------------              -----------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership               (3,023,688)            (249,246)                   -               (3,272,934)
   Northview Limited Partnership                   (2,583,365)            (189,700)                   -               (2,773,065)
   Sierra Nevada Apartments, Ltd. I                (5,847,233)             (96,656)             477,267               (5,466,622)
   Springwater Limited Partnership                 (3,643,521)            (297,811)                   -               (3,941,332)
   Sunflower Park Limited Partnership              (3,066,417)             (21,675)             108,278               (2,979,814)
   Thunderbird Apartments, Ltd. I                  (2,905,250)            (231,874)                   -               (3,137,124)
   Wesbak Housing Fund I, Ltd.                     (1,206,608)             (82,485)                   -               (1,289,093)
                                                  -----------          -----------         ------------              -----------
                                                  (22,276,082)          (1,169,447)             585,545              (22,859,984)
                                                  -----------          -----------         ------------              -----------

                                                  $10,094,628          $   233,952         $   (445,444)             $ 9,883,136
                                                  ===========          ===========         ============              ===========

                                                                     SCHEDULE XI


                           AMERICAN HOUSING PARTNERS

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                               DECEMBER 31, 1994

                                                                               Land,
                                                                               Buildings,
                                                                               Equipment,
                                                        Initial Cost to        and Furnish-        Amount at Which Carried at
                                                        Partnership            ings Costs               Close of Period
                                                   -------------------------                  ------------------------------------
                         Number -                                Buildings,    Capitalized                Buildings
                         Type of     Outstanding                 Equipment,    Since                      Equipment,
Partnership/Location    Apartments    Mortgage         Land      Furnishings   Completion       Land      Furnishings       Total
----------------------  ----------   -----------   -----------   -----------   ------------   ---------   -----------    ----------
  Columbia-Jennifer,    50-Garden     $  721,558      $ 21,907    $1,011,149  $        -       $  21,907     1,011,149   $ 1,033,056
    Ltd; Columbus, OH

  Homestead Limited     102-Garden     5,719,459       196,866     2,694,378     2,983,923       354,253     5,520,914     5,875,167
    Dividend Housing    48-Town-
    Association;        house
    Portage, MI

  Pine Villa            50-Garden        555,119        46,334       789,603       379,423        68,276     1,147,084     1,215,360
    Associates;
    Spokane, WA

  Tanglewood Terrace,   196-Garden     1,768,220        91,733     2,856,587       502,643        91,733     3,359,230     3,450,963
    Ltd; Texarkana, TX

  Woodhaven Apartments  72-Garden      1,101,208        79,768     1,698,994       412,560       118,782     2,072,540     2,191,322
    Associates;
    Spokane, WA
                                      -----------   ----------    -----------  ------------   ----------   -----------   -----------

                                      $9,865,564      $436,608    $9,050,711    $4,278,549    $  654,951   $13,110,917   $13,765,868
                                      ===========   ==========    ===========  ============   ===========  ===========   ===========

                                                               Lives
                                                               on Which
                                                               Depreciation
                                                               in Latest
                                                               Statement of
                               Accumulated    Construction     Operations
Partnership/Location           Depreciation      Period        is Computed
----------------------         ------------    -----------     -------------
  Columbia-Jennifer,            $648,128       1975-1976           8-33
    Ltd; Columbus, OH

  Homestead Limited            2,503,118       1971-1972           4-33
    Dividend Housing
    Association;
    Portage, MI

  Pine Villa                     802,407       1971-1972           5-33
    Associates;
    Spokane, WA

  Tanglewood Terrace,          2,612,233       1971-1973           5-33
    Ltd; Texarkana, TX

  Woodhaven Apartments         1,568,074       1972-1973           5-36
    Associates;
    Spokane, WA
                              ----------

                              $8,133,960
                              ==========

See notes to the schedule.

                           AMERICAN HOUSING PARTNERS

                             NOTES TO THE SCHEDULE                   SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



1. Each limited partnership owns and operates a multi-family, HUD-regulated, residential housing project. During the related construction stage, all costs of developing the projects were included in construction-in-progress. Upon substantial completion, the costs were reclassified to building and improvements.

2. The aggregate cost of land, buildings, equipment and furnishings for federal income tax purposes at December 31, 1994, 1993 and 1992 is $12,907,474, $10,442,034 and $10,336,557, respectively.

3. Investments in property and equipment:

   Cost:
          Balance, January 1, 1992           $10,745,295

          Additions                              218,174

          Retirements                            (19,036)
                                             -----------

          Balance, December 31, 1992          10,944,433

          Additions                              105,475

          Retirements                                  -
                                             -----------

          Balance, December 31, 1993          11,049,908

          Additions                            2,725,779

          Retirements                             (9,819)
                                             -----------

          Balance, December 31, 1994         $13,765,868
                                             ===========

                           AMERICAN HOUSING PARTNERS

                             NOTES TO THE SCHEDULE - CONTINUED       SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



3. Investments in property and equipment (Continued):

   Accumulated depreciation:

          Balance, January 1, 1992                     $7,254,452

          Depreciation charged to expense during
           the year                                       331,406

          Retirements                                     (14,497)
                                                       ----------

          Balance, December 31, 1992                    7,571,361

          Depreciation charged to expense during
           the year                                       264,440

          Retirements                                           -
                                                       ----------

          Balance, December 31, 1993                    7,835,801

          Depreciation charged to expense during
           the year                                       304,135

          Retirements                                      (5,976)
                                                       ----------

          Balance, December 31, 1994                   $8,133,960
                                                       ==========

                                                                    SCHEDULE XII

                           AMERICAN HOUSING PARTNERS

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1994



HUD insured first mortgages, interests in which were assigned to the Partnership upon sale of the real estate by the selling limited partnerships:

                                                                           (1)          (1)             (1)
                                                         Final            Monthly       Face             Carrying
                                  Type of    Interest   Maturity         Payments      Amount of        Amount of
     Partnership/Location        Property      Rate       Date          to Maturity    Mortgages        Mortgages
-----------------------------   -----------  --------  ---------------  -----------  ---------------   ------------
Country Acres Apartments;
La Porte, Indiana                Apartments      7%    February, 2013      $ 8,473   $ 1,352,230       $ 1,043,817

Northview Gardens Apartments;
Henry County, Virginia           Apartments      7%    June, 2014            6,115       984,000           779,494

Sierra Nevada Arms;
Las Vegas, Nevada                Apartments      7%    July, 2014           37,724     6,070,500         4,875,015

Springwater Apartments;
Denver, Colorado                 Apartments      7%    October, 2014         9,434     1,510,120         1,212,157

Sunflower Park Apartments;
Kansas City, Kansas              Apartments      7%    September, 2014       8,558     1,377,225         1,097,501

Thunderbird Apartments;
Las Vegas, Nevada                Apartments      7%    December, 2012       10,649     1,659,365         1,322,334
                                                                           -------   -----------       -----------
                                                                           $80,953   $12,953,440       $10,330,318
                                                                           =======   ===========       ===========

(1)  Partnership's share

See notes to the schedule.

                                                                    SCHEDULE XII

                           AMERICAN HOUSING PARTNERS

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                               DECEMBER 31, 1994


HUD insured first mortgages on properties owned by limited partnerships in which the Partnership has an investment:

                                                                                                             (1)           (1)
                                                                                            Final          Monthly         Face
                                                             Type of       Interest       Maturity        Payments       Amount of
            Partnership/Location                             Property        Rate           Date         to Maturity     Mortgages
-----------------------------------------------------      ------------    --------    ---------------   ----------     -----------
Columbia-Jennifer, Ltd.; Columbus, Ohio                    Apartments          7%      September, 2016      $ 5,390     $  867,400

Homestead Limited Dividend Housing Association;
 Portage, Michigan                                         Apartments        6.5%      January, 2013         16,378      2,935,400

Pine Villa Associates; Spokane, Washington                 Apartments          8%      May, 2012              4,930        709,000

Tanglewood Terrace, Ltd.; Texarkana, Texas                 Apartments          7%      September, 2013       14,391      2,315,800

Woodhaven Apartments Associates; Spokane, Washington       Apartments          7%      November, 2013         8,765      1,410,500
                                                                                                            -------     ----------

                                                                                                            $49,854     $8,238,100
                                                                                                            =======     ==========

HUD insured second mortgages on properties owned by limited partnerships in which the Partnership has an investment:

Homestead Limited Dividend Housing Association;
 Portage, Michigan                                         Apartments       8.75%      January, 2013        $36,367     $4,835,000
                                                                                                            =======     ==========

                                                                                    (1)
                                                                                 Carrying
                                                             Type of             Amount of
            Partnership/Location                             Property            Mortgages
-----------------------------------------------------      ------------         ----------
Columbia-Jennifer, Ltd.; Columbus, Ohio                    Apartments           $  721,558

Homestead Limited Dividend Housing Association;
 Portage, Michigan                                         Apartments            2,060,177

Pine Villa Associates; Spokane, Washington                 Apartments              555,119

Tanglewood Terrace, Ltd.; Texarkana, Texas                 Apartments            1,768,220

Woodhaven Apartments Associates; Spokane, Washington       Apartments            1,101,208
                                                                                ----------

                                                                                $6,206,282
                                                                                ==========


HUD insured second mortgages on properties owned by limited partnerships in which the Partnership has an investment:

Homestead Limited Dividend Housing Association;
 Portage, Michigan                                         Apartments           $3,659,282
                                                                                ==========

                                                                      Total     $9,865,564
                                                                                ==========

(1)  100% amounts; Partnership's share is generally 99%.

See notes to the schedule.

                           AMERICAN HOUSING PARTNERS

                             NOTES TO THE SCHEDULE                  SCHEDULE XII

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                               DECEMBER 31, 1994


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

3.   Carrying amount of the mortgage loans:

                                                                   (2)
                                                             Mortgage Loans
                                              (1)              of Limited
                                           Mortgage           Partnerships
                                         Loans Assigned       in Which the
                                            to the           Partnership Has
                                           Partnership        an Investment
                                         --------------      ---------------
     Balance at January 1, 1992          $10,894,425          $6,657,535

     Payments on principal during
      the year                              (211,492)           (140,264)
                                         -----------          ----------

     Balance at December 31, 1992         10,682,933           6,517,271

     Payments on principal during
      the year                              (200,104)           (147,987)
                                         -----------          ----------

     Balance at December 31, 1993         10,482,829           6,369,284

     Borrowings during the year                    -           3,659,282

     Payments on principal during
      the year                              (152,511)          (163,002)
                                         -----------         ----------

     Balance at December 31, 1994        $10,330,318         $9,865,564
                                         ===========         ==========

     (1)  Partnership's share

     (2)  100% amounts; Partnership's share is generally 99%.

                                                                   SCHEDULE XIII

                           AMERICAN HOUSING PARTNERS

              INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

                         YEAR ENDED DECEMBER 31, 1994



The following schedule summarizes the cumulative equity in net income and losses and cash distributions not recorded in the investments in and advances to limited partnerships account, as the carrying values of the investments are at zero:

                                                                                                                     (1)
                                 % of        % of Interest     Balance                              Equity in       Cash
                                Ownership      in Profit       January      Adjust-     Invest-    Net Income     Distri-
    Limited Partnership         Interest       and Losses      1, 1994      ments       ments       (Losses)      butions
----------------------------  -----------   --------------  -----------   ---------   ---------   -----------   ---------
Columbia-Jennifer, Ltd.          98.98%          98.98%     $  (207,413)  $      -    $       -   $   (8,014)   $       -
Homestead Limited Dividend
 Housing Associates              99.00           99.00         (444,627)    (1,586)           -       22,403     (552,791)
Pine Villa Associates            98.52           99.00         (254,085)         -            -       95,318            -
Tanglewood Terrace, Ltd.         99.00           99.00       (1,064,374)         -            -      (54,283)           -
Woodhaven Apartments
 Associates                      95.00           99.00         (539,975)         -            -       57,899            -
                                                            -----------   ---------   ---------   ----------    ---------

                                                            $(2,510,474)  $ (1,586)   $       -   $  113,323    $(552,791)
                                                            ===========   =========   =========   ==========    =========


                                     Balance
                                    December
    Limited Partnership             31, 1994
----------------------------       -----------
Columbia-Jennifer, Ltd.            $  (215,427)
Homestead Limited Dividend
 Housing Associates                   (976,601)
Pine Villa Associates                 (158,767)
Tanglewood Terrace, Ltd.            (1,118,657)
Woodhaven Apartments
 Associates                           (482,076)
                                   -----------

                                   $(2,951,528)
                                   ===========

(1)  Distributions in excess of investment    $  (559,041)
     Repayment of advance to Homestead
      previously written off                        6,250
                                              -----------

     Cash Distributions                       $   552,791
                                              ===========