Form 10-K
period 1995-12-31
AMERICAN HOUSING PARTNERS
filed 1998-07-16
CIK 5207

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For the Year Ended December 31, 1995

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

                                Yes ___  No   X
                                             ---

The registrant is a limited partnership and therefore has no voting stock. As of December 31, 1995, 7,005 limited partnership interests ("Interests") were outstanding, which had been issued originally in 1971. The Interests are not currently traded on any market. Therefore, no market selling price and no average bid or asked prices exist for the 60 days prior to the date of filing.

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
              and Reports on Form 8-K

                                    PART I


ITEM 1.  BUSINESS

     American Housing Partners ("AHP"), a California limited partnership, was formed on June 7, 1971, to invest through local limited partnerships in government assisted multi-family housing developments ("Projects" or "Government-Assisted Properties"). Each local limited partnership owns, individually, a single low to moderate income multi-family housing project which is subsidized and/or mortgage-insured by the federal government. During 1995, and as of December 31, 1995, AHP held interests in five local limited partnerships which own and operate a Project. The general partner of AHP is NIDC Managers, Inc., a Delaware corporation ("NIDMI" or "the General Partner"). See
Item 12 "Partnership Interest Ownership of Certain Beneficial Owners and Management".

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

     During 1995, the Projects operated, in the aggregate, with positive cash flow. The distributions from the local limited partnerships are limited by the Projects' regulatory agreements with HUD or other similar state agencies, to 6% per annum of the original equity provided to the Project (as determined by HUD), payable only when cash is available as determined by a formula provided by HUD. Of the distributions payable to AHP and the general partners of the local limited partnerships at December 31, 1995, a portion is currently payable and the remainder is deferred until there is available cash.

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

     AHP sold its Partnership interest in 3 Projects in 1989. Set forth below is a schedule as of December 31, 1995 of Projects owned by local limited partnerships in which AHP is a limited partner, together with the current occupancy status of each Project.

------------------------------------------------------------------------------------------------------------

                                SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                           IN WHICH AHP HAS AN INVESTMENT

  Name & Location       No.        Project Type       Insured and/or            Units              Units
                       Units                         Subsidized Under         Authorized         Occupied/
                                                                              For Rental        Percentage
                                                                              Assistance       Total Units
                                                                               Section 8

------------------------------------------------------------------------------------------------------------
Jennifer Apts.         50            Garden          FHA Sec. 236                30            50       100%
Columbus, OH

Milham Meadows I      102            Garden          FHA Sec. 236 Michigan       45           143        95%
Portage, MI            48           Townhouse        State Housing Devel Auth

Pine Villa             50            Garden          FHA Sec.236                 40            50       100%
Spokane, WA

Tanglewood Terrace    196            Garden          FHA Sec. 221(d)(4)           *           167        85%
Texarkana, TX

Woodhaven Apts.        72            Garden          FHA Sec. 221(d)(4)           *            71        98%
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1995 to a vote of security holders.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

     AHP partnership interests are not actively traded and no public trading market exists. From time to time, a sale of the partnership interests is made at a price negotiated between the buyer and seller. The transactions are handled through a limited number of broker-dealers.

     As of December 31, 1995 there were 5 general partner interests held by NIDMI and 7,005 limited partner interests held by 513 limited partners. This figure is based upon the number of record holders as reported by the Registrant's transfer agent.

     During 1991 no cash distributions were made.

     During 1992 no cash distributions were made.

     During 1993 no cash distributions were made.

     During 1994 no cash distributions were made.

     During 1995 no cash distributions were made.

ITEM 6.  SELECTED FINANCIAL DATA


     The following summary of selected financial data should be read in conjunction with Item 14, herein, which also includes a summary of AHP's significant accounting policies.

=======================================================================================================
FOR THE YEAR               1995             1994           1993           1992          1991
ENDED DEC. 31:
Interest and
other income               3,625            2,533            -0-            -0-           301

Distributions in
excess of
investment               103,400          559,041         62,409         15,756        26,487

Income (Loss)
from operations           30,334          369,769        (10,878)       (59,407)     (135,081)

Net earnings
(loss)                    30,334          369,769        (10,878)       (59,407)     (135,081)

Net earnings
(loss) per
partnership
interest                    4.33            52.75          (1.55)         (8.47)       (19.27)

AT YEAR END:

Total assets           9,768,431        9,851,368      9,725,524      9,884,036    10,118,280

Long-term debt        10,769,092       10,874,083     11,026,594     11,226,698    11,438,190

Partners' deficit     (1,033,864)      (1,064,198)    (1,433,967)    (1,423,089)   (1,363,682)

Deficit per
partnership
interest                 (147.48)         (151.81)       (204.56)       (203.01)      (194.53)

Distributions
per partnership
Interest                     -0-              -0-            -0-            -0-           -0-

Number of
limited partners             513              517            509            505           501
=======================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS:

     Payments received in 1995, 1994 and 1993 on notes receivable resulting from project sales in prior years were limited to the amounts required to service the underlying HUD mortgages on these projects. The Partnership also received surplus cash distributions of

$103,400, $559,041 and $62,409 for 1995, 1994, and 1993, respectively. For income tax purposes, AHP's share of net interest income recognized on the notes receivable was $104,991 for 1995, compared with $152,511 and $200,104 for 1994 and 1993, respectively. For financial statement purposes, as the sales are accounted for under the cost recovery method, all interest income is deferred until the cost of the respective property is recovered.

     Total revenue generated in 1995 was $107,025 compared with $561,574 and $62,409 for 1994 and 1993, respectively. For all three years, distributions received from partnerships in which AHP holds interests represent more than 96% of total revenue. For income tax purposes, cash distributions received are treated as offsets to investment.

     Total expenses for 1995 were $76,691, compared with $191,805 and $73,287 for 1994 and 1993, respectively, a decrease of 60% from 1994 to 1995 and an increase of 162% from 1993 to 1994. The decrease in 1995 compared to 1994 is mainly due to a decrease in professional fees incurred in 1994 of $130,500, not incurred in 1995.

     Net income for 1995 was $30,334 compared to $369,729 for 1994 compared to the net loss of $10,878 for 1993.

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

ITEM 11.  EXECUTIVE COMPENSATION

     AHP has no executive officers. No person acting in such capacity received compensation in 1995 directly or indirectly from AHP.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NIDAM earned management fees of $50,000 during 1995 from AHP, which represents 22.9% of NIDAM's total revenue during 1995. NIDAM and NIDHC are general partners in the local limited partnerships in which AHP has invested.
A. Bruce Rozet and Deane Earl Ross, the Directors of NIDMI, beneficially own and are executive officers of NIDAM and NIDHC.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

  (a) The following documents are filed as part of this report:

     (1)  Financial Statements:

                                                                        PAGE
          Report of Independent Certified Public Accountants             F-1
          Balance Sheets - December 31, 1995 and 1994                    F-2
          Statements of Operations for the Three Years
               Ended December 31, 1995                                   F-3
          Statements of Partners' Deficit for the
          Three Years Ended December 31, 1995                            F-4
          Statements of Cash Flows for the Three Years
               Ended December 31, 1994                                   F-5
          Notes to the Financial Statements                              F-6

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed by AHP during the last quarter of fiscal year 1995.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN HOUSING PARTNERS
                              a California limited partnership

                              By:  NIDC Managers, Inc.
                                    General Partner


Date:  July 16, 1998          By: /s/ Deane Earl Ross
                                 ----------------------------------------------
                                 Deane Earl Ross
                                 President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 16, 1998          By: /s/ A. Bruce Rozet
                                 ----------------------------------------------
                                 A. Bruce Rozet, Chairman of the Board and Chief Executive Officer of NIDC Managers, Inc.


Date:  July 16, 1998          By: /s/ Deane Earl Ross
                                 ----------------------------------------------
                                 Deane Earl Ross, Director, President and
                                 Treasurer (Chief Financial Officer and Chief
                                 Accounting Officer) of NIDC Managers, Inc.

              [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP]


              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
American Housing Partners


We have audited the accompanying balance sheets of American Housing Partners (a California limited partnership) as of December 31, 1995 and 1994 and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. These statements were audited by other auditors, whose reports thereon have been furnished to us and our opinion, insofar as it relates to the amounts included in Note C for those limited partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Housing Partners as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Bay Sherman Craig, & Goldstein, LLP

Los Angeles, California
July 29, 1997, except for Note I,
 as to which the date is July 7, 1998

                           AMERICAN HOUSING PARTNERS

                                BALANCE SHEETS

                                 DECEMBER 31,

            ASSETS

                                               1995         1994
                                           -----------  -----------
Cash                                       $    21,916  $    17,267
Notes receivable, deferred cash
 payments and accrued interest
 from related parties - Net of
 deferred gain and deferred
 interest income (Notes A, B
 and D)                                      9,425,530    9,530,521
Due from affiliates (Note H)                   320,205      303,580
Due from asset management company                  780            -
Investments in and advances to limited
 partnerships (Notes A and C)                        -            -
                                           -----------  -----------

                                           $ 9,768,431  $ 9,851,368
                                           ===========  ===========

   LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                           $    33,203   $   40,703
Due to asset management company                      -          780
Mortgages payable (Note D)                  10,225,327   10,330,318
Loans payable (Note D)                         543,765      543,765
                                           -----------  -----------
                                            10,802,295   10,915,566
                                           -----------  -----------

Contingent liability (Note I)

Partners' deficit (Note J):
 Limited partners                           (1,033,128)  (1,063,440)
 General partner                                  (736)        (758)
                                           -----------  -----------
                                            (1,033,864)  (1,064,198)
                                           -----------  -----------

                                           $ 9,768,431  $ 9,851,368
                                           ===========  ===========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                           STATEMENTS OF OPERATIONS

                           YEARS ENDED DECEMBER 31,

                                          1995      1994       1993
                                        --------  --------  ----------
REVENUES:
  Distributions in excess of
    investment (Note C)                 $103,400  $559,041  $  62,409
  Interest                                 3,625     2,533          -
                                        --------  --------  ---------
                                         107,025   561,574     62,409
                                        --------  --------  ---------

EXPENSES:
  Management fees (Note E)                50,000    50,000     50,000
  Professional fees (Note G)              23,250   137,186     18,886
  Communication with partners              3,441     2,987      2,088
  Miscellaneous                                -     1,632      2,313
                                        --------  --------  ---------
                                          76,691   191,805     73,287
                                        --------  --------  ---------


NET INCOME (LOSS) (Notes A
 and F)                                 $ 30,334  $369,769  $ (10,878)
                                        ========  ========  =========

Net income (loss) per
 partnership unit (based
 upon 7,010 units)                         $4.33  $  52.75  $   (1.55)
                                        ========  ========  =========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                        STATEMENTS OF PARTNERS' DEFICIT

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                Limited       General
                                   Total        Partners      Partner
                                -----------   -----------   ---------
Partnership units throughout
  the period                          7,010         7,005           5
                                ===========   ===========   =========

Balance, January 1, 1993        $(1,423,089)  $(1,422,075)  $  (1,014)

Net loss                            (10,878)      (10,870)         (8)
                                -----------   -----------   ---------

Balance, December 31, 1993       (1,433,967)   (1,432,945)     (1,022)

Net income                          369,769       369,505         264
                                -----------   -----------   ---------

Balance, December 31, 1994       (1,064,198)   (1,063,440)       (758)

Net income                           30,334        30,312          22
                                -----------   -----------   ---------

Balance, December 31, 1995      $(1,033,864)  $(1,033,128)  $    (736)
                                ===========   ===========   =========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                           STATEMENTS OF CASH FLOWS

                           YEARS ENDED DECEMBER 31,

                                           1995        1994       1993
                                         ---------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                       $ 30,334   $ 369,769   $(10,878)
 Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
   Due from asset management
    company                                (1,560)          -          -
   Increase (decrease) in:
    Accounts payable                       (7,500)     (4,414)     2,470
    Management fee payable                      -     (87,000)    50,000
                                         --------   ---------   --------
      Net cash provided by
       operating activities                21,274     278,355     41,592
                                         --------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans to affiliates                      (16,625)   (303,580)         -
                                         --------   ---------   --------

       Net cash used in
       investing activities               (16,625)   (303,580)         -
                                         --------   ---------   --------

NET INCREASE (DECREASE) IN CASH             4,649     (25,225)    41,592

Cash at beginning of year                  17,267      42,492        900
                                         --------   ---------   --------

Cash at end of year                      $ 21,916   $  17,267   $ 42,492
                                         ========   =========   ========

Noncash investing and financing activities:

 Principal payments on mortgages payable were made by buyers on behalf of the Partnership totaling $104,991, $152,511 and $200,104 during the years ended December 31, 1995, 1994 and 1993, respectively.

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                       NOTES TO THE FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993



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

                       DECEMBER 31, 1995, 1994 AND 1993



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

                       DECEMBER 31, 1995, 1994 AND 1993



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

    Under the terms of all the sales agreements, the purchasers' obligations to make payments on the notes receivable are limited to the purchasers' share of the allowable surplus cash distributions (as defined by HUD) received from the projects. These distributions may not exceed the aggregate of $56,411 annually, plus prior allowable distributions. No surplus cash distributions were received by the Partnership from the projects in 1993, 1994 and 1995. Aggregate allowable distributions were $379,062 at December 31, 1995. The purchasers are also obligated to make the payments on the related underlying HUD mortgages payable (Note D). The amounts set forth exclude one note receivable related to a project that was foreclosed in January, 1996.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1995, 1994 AND 1993



B.  SALES OF INVESTMENTS IN LIMITED PARTNERSHIPS TO RELATED PARTIES
     (CONTINUED)

    Amounts due from the related parties in connection with these sales are summarized as follows:

                                                        1995           1994
                                                    ------------   ------------
     Deferred cash payments due in
      various installments through
      1987.  At December 31, 1987,
      all remaining payments became
      delinquent                                    $    499,066   $    499,066

     All-inclusive residual notes
      receivable                                      18,253,525     18,253,525

     Note receivable                                     423,000        423,000

     Accrued interest receivable                      15,771,220     14,790,903

     Deferred gain on sales                           (7,756,342)    (7,756,342)

     Deferred interest income                        (17,764,939)   (16,679,631)
                                                    ------------   ------------

                                                    $  9,425,530   $  9,530,521
                                                    ============   ============

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1995, 1994 AND 1993


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

    The following is a summary of the changes in the investments in and advances to the limited partnerships in which the Partnership had an equity interest:

                                          1995          1994
                                      -----------   -----------
      Balance, beginning of year      $         -   $         -

      Distributions from limited
       partnerships:
        Total distributions received     (103,400)      559,041)
        Distributions received in
          excess of carrying values
          of the investments              103,400       559,041
                                      -----------   -----------
                                                -             -
                                      -----------   -----------
      Equity in net income of
       limited partnerships:
        Net income                          9,363       113,323
        Net income not recognized
          as the carrying values
          of the investments are
          at zero                          (9,363)     (113,323)
                                      -----------   -----------

      Net income recognized                     -             -
                                      -----------   -----------

      Balance, end of year            $         -   $         -
                                      ===========   ===========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1995, 1994 AND 1993



C.   INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

     Summarized balance sheets and statements of operations for the limited partnerships in which the Partnership has an equity interest are as follows:

                                BALANCE SHEETS

          ASSETS                                1995              1994
                                            -----------       -----------
     Property and equipment, at cost:
       Buildings, equipment and
       furnishings                          $13,831,663       $13,110,917
         Less accumulated
           depreciation                       8,513,975         8,133,960
                                            -----------       -----------
                                              5,317,688         4,976,957
     Land                                       724,688           654,951
                                            -----------       -----------
                                              6,042,376         5,631,908
     Cash                                       409,321           252,945
     Other assets                             1,524,958         1,589,494
                                            -----------       -----------

                                            $ 7,976,655       $ 7,474,347
                                            ===========       ===========
          LIABILITIES AND PARTNERS'
            DEFICIT

     Mortgages payable                      $10,646,963       $ 9,865,564
     Other liabilities                          963,957         1,165,972
                                            -----------       -----------
                                             11,610,920        11,031,536
     Partners' deficit                       (3,634,265)       (3,557,189)
                                            -----------       -----------

                                            $ 7,976,655       $ 7,474,347
                                            ===========       ===========

     Partnership's share of
       partners' deficit                    $(3,003,771)      $(2,951,528)

     Cumulative cash distributions
       and losses from limited
       partnerships in excess of the
       Partnership's investment               3,003,771         2,951,528
                                            -----------       -----------

     Investments in and advances
       to limited partnerships              $         -       $         -
                                            ===========       ===========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1995, 1994 AND 1993



C.  INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)



                           STATEMENTS OF OPERATIONS

                               1995             1994           1993
                            ----------       ----------     ----------
    Revenues:
     Rental                 $2,697,708       $2,253,936     $2,153,535
     Other                     281,498          246,714        247,338
                            ----------       ----------     ----------
                             2,979,206        2,500,650      2,400,873
                            ----------       ----------     ----------

    Expenses:
     Operating               1,852,040        1,663,419      1,588,469
     Depreciation              380,015          304,135        264,440
     Interest                  733,447          418,361        364,797
                            ----------       ----------     ----------
                             2,965,502        2,385,915      2,217,706
                            ----------       ----------     ----------

      NET INCOME            $   13,704       $  114,735     $  183,167
                            ==========       ==========     ==========
    Partnership's share
      of net income         $    9,363       $  113,323     $  181,604

    Net income not
      recognized as the
      carrying values
      of the investments
      have been reduced
      to zero                   (9,363)        (113,323)      (181,604)
                            ----------       ----------     ----------

    Equity in net income
      of limited
      partnerships
      recognized            $        -       $        -     $        -
                            ==========       ==========     ==========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1995, 1994 AND 1993



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

    The following is a schedule of the Partnership's share of future maturities of the underlying HUD mortgages payable:

          Years ending
          December 31,
          ------------
           1996                   $ 5,126,923
           1997                       162,749
           1998                       174,512
           1999                       187,409
           2000                       200,957
           Thereafter               4,372,777
                                  -----------
                                  $10,225,327
                                  ===========

    HUD took possession of the property owned by one of the limited partnerships effective November 1, 1994 and commenced foreclosure proceedings. As a result, the entire debt balance of $5,131,595 is included in the 1996 total in the table above. The foreclosure was completed in 1996.

    The Partnership was also assigned interests in certain loans, aggregating $543,765 at December 31, 1995 and December 31, 1994. The loans are payable to the prior managing general partners of the limited partnerships in which the Partnership had an investment and were not assumed by the purchasers. The loans were originally made to finance construction costs that exceeded the original partners' capital contributions and the proceeds from the related HUD mortgages. Theses loans are non-interest bearing and are payable based upon certain liquidation provisions in the various limited partnership agreements.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1995, 1994 AND 1993



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

    Additionally, the management contract provides that NIDAM is entitled to a liquidation fee from the sale of projects by the limited partnerships (to other than affiliates of the management company), once the requisite approval for a total or partial liquidation has been obtained. No liquidation fees were paid in 1993, 1994 and 1995.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1995, 1994 AND 1993



F.  FEDERAL TAXABLE INCOME

    The following is a reconciliation between the net income (loss) per the financial statements and the net earnings for federal income tax purposes:

                                      1995        1994        1993
                                   ----------  ----------  ----------
    Net income (loss),
     financial statement
     basis                         $  30,334   $ 369,769   $(10,878)

    Equity in income
     of limited partnerships
     recognized for tax
     purposes but not
     recognized for
     financial statement
     purposes because the
     carrying values of the
     investments have been
     reduced to zero                  33,017     212,131    194,357

    Distributions in excess
     of investments in and
     advances to limited
     partnerships                   (103,400)   (559,041)   (62,409)

    Net interest income
     recognized on
     residual notes
     receivable for tax
     purposes but deferred
     for financial
     statement purposes              104,991     152,511    200,104

    Other                              2,081           -      6,059
                                   ---------   ---------   --------

    Net income, federal
     income tax basis              $  67,023   $ 175,370   $327,233
                                   =========   =========   ========

    Federal tax basis net
     income per
     partnership unit
     (based upon 7,010
     units)                        $    9.56   $   25.02   $  46.68
                                   =========   =========   ========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1995, 1994 AND 1993



G.  RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1994, the Partnership paid fees to a company affiliated with the general partner for asset management and preservation services in the amount of $130,500.

H.  DUE FROM AFFILIATES

    The Partnership has loaned funds to certain affiliated entities. The balances receivable as of December 31, 1995 and 1994 are comprised of the following:

                                         1995      1994
                                       --------  --------
              Advances                 $314,047  $301,047
              Accrued interest            6,158     2,533
                                       --------  --------

                                       $320,205  $303,580
                                       ========  ========

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

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1995, 1994 AND 1993



I.  CONTINGENT LIABILITY (Continued)

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

        [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP APPEARS HERE]

        Report of Independent Certified Public Accountants on Schedules
        ---------------------------------------------------------------


The Partners
American Housing Partners

In connection with our audits of the financial statements of American Housing Partners referred to in our report dated July 29, 1997, which is included in
Part II of this Form 10-K, we did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. Such statements were audited by other auditors, whose reports thereon have been furnished to us. Insofar as the information presented on Schedules IV, XI, XII and XIII as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 relates to these limited partnerships, our opinion is based solely upon the reports of other auditors. In our opinion, based on our audits and the reports of other auditors, these schedules present fairly, in all material respects, the information required to be set forth therein.

                   /s/ BAY SHERMAN CRAIG AND GOLDSTEIN, LLP

Los Angeles, California
July 29, 1997

                           AMERICAN HOUSING PARTNERS

                       AMOUNTS DUE FROM RELATED PARTIES

                         YEAR ENDED DECEMBER 31, 1995

                                                            Balance at                        Reductions     Balance at
                                                             January 1,                          and         December 31,
            Partnerships                                       1995            Additions       Payments         1995
---------------------------------------                    -------------      -----------     ----------     ------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership                       $     6,582        $         -     $        -     $      6,582
   Northview Limited Partnership                                     -                  -              -                -
   Sierra Nevada Apartments, Ltd. I                            338,778                  -              -          338,778
   Springwater Limited Partnership                                   -                  -              -                -
   Sunflower Park Limited Partnership                          137,000                  -              -          137,000
   Thunderbird Apartments, Ltd. I                               16,706                  -              -           16,706
                                                           -----------        -----------     ----------     ------------
                                                               499,066                  -              -          499,066
                                                           -----------        -----------     ----------     ------------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership                         2,375,000                  -              -        2,375,000
   Northview Limited Partnership                             1,875,000                  -              -        1,875,000
   Sierra Nevada Apartments, Ltd. I                          6,549,300                  -              -        6,549,300
   Springwater Limited Partnership                           2,810,100                  -              -        2,810,100
   Sunflower Park Limited Partnership                        2,269,125                  -              -        2,269,125
   Thunderbird Apartments, Ltd. I                            2,375,000                  -              -        2,375,000
                                                           -----------        -----------     ----------     ------------
                                                            18,253,525                  -              -       18,253,525
                                                           -----------        -----------     ----------     ------------
19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                                 423,000                  -              -          423,000
                                                           -----------        -----------     ----------     ------------

Accrued Interest Receivable:
   Country Acres Limited Partnership                         2,367,413            332,500       (106,641)       2,593,272
   Northview Limited Partnership                             1,862,646            262,500        (85,703)       2,039,443
   Sierra Nevada Apartments, Ltd. I                          2,846,145                  -              -        2,846,145
   Springwater Limited Partnership                           2,827,260            393,414       (122,868)       3,097,806
   Sunflower Park Limited Partnership                        1,233,299                  -       (107,870)       1,125,429
   Thunderbird Apartments, Ltd. I                            2,623,077            332,500              -        2,955,577
   Wesbak Housing Fund I, Ltd.                               1,031,063             82,485              -        1,113,548
                                                           -----------        -----------     ----------     ------------
                                                            14,790,903          1,403,399       (423,082)      15,771,220
                                                           -----------        -----------     ----------     ------------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership                        (3,768,620)          (255,409)             -       (4,024,029)
   Northview Limited Partnership                            (3,178,637)          (196,227)             -       (3,374,864)
   Sierra Nevada Apartments, Ltd. I                         (4,909,804)                 -              -       (4,909,804)
   Springwater Limited Partnership                          (4,527,452)          (299,833)             -       (4,827,285)
   Sunflower Park Limited Partnership                       (2,811,811)           (26,724)       107,870       (2,730,665)
   Thunderbird Apartments, Ltd. I                           (3,785,586)          (332,500)             -       (4,118,086)
   Wesbak Housing Fund I, Ltd.                              (1,454,063)           (82,485)             -       (1,536,548)
                                                           -----------        -----------     ----------     ------------
                                                           (24,435,973)        (1,193,178)       107,870      (25,521,281)
                                                           -----------        -----------     ----------     ------------

                                                           $ 9,530,521        $   210,221     $ (315,212)    $  9,425,530
                                                           ===========        ===========     ==========     ============

                                                                     SCHEDULE IV

                           AMERICAN HOUSING PARTNERS

                 AMOUNTS DUE FROM RELATED PARTIES - CONTINUED

                         YEAR ENDED DECEMBER 31, 1994

                                                           Balance at                        Reductions      Balance at
                                                           January 1,                           and         December 31,
            Partnerships                                     1994             Additions       Payments          1994
---------------------------------------                   -------------      -----------     ----------     ------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership                      $     6,582        $         -     $        -     $      6,582
   Northview Limited Partnership                                    -                  -              -                -
   Sierra Nevada Apartments, Ltd. I                           338,778                  -              -          338,778
   Springwater Limited Partnership                                  -                  -              -                -
   Sunflower Park Limited Partnership                         137,000                  -              -          137,000
   Thunderbird Apartments, Ltd. I                              16,706                  -              -           16,706
                                                          -----------        -----------     ----------      -----------
                                                              499,066                  -              -          499,066
                                                          -----------        -----------     ----------      -----------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership                        2,375,000                  -              -        2,375,000
   Northview Limited Partnership                            1,875,000                  -              -        1,875,000
   Sierra Nevada Apartments, Ltd. I                         6,549,300                  -              -        6,549,300
   Springwater Limited Partnership                          2,810,100                  -              -        2,810,100
   Sunflower Park Limited Partnership                       2,269,125                  -              -        2,269,125
   Thunderbird Apartments, Ltd. I                           2,375,000                  -              -        2,375,000
                                                          -----------         ----------     ----------      -----------
                                                           18,253,525                  -              -       18,253,525
                                                          -----------         ----------     ----------      -----------

19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                                423,000                  -              -          423,000
                                                          -----------         ----------     ----------      -----------

Accrued Interest Receivable:
   Country Acres Limited Partnership                        2,141,709            332,500       (106,796)       2,367,413
   Northview Limited Partnership                            1,677,321            262,500        (77,175)       1,862,646
   Sierra Nevada Apartments, Ltd. I                         3,084,498                  -       (238,353)       2,846,145
   Springwater Limited Partnership                          2,552,913            393,414       (119,067)       2,827,260
   Sunflower Park Limited Partnership                       1,341,314                  -       (108,015)       1,233,299
   Thunderbird Apartments, Ltd. I                           2,290,577            332,500              -        2,623,077
   Wesbak Housing Fund I, Ltd.                                948,578             82,485              -        1,031,063
                                                          -----------         ----------     ----------      -----------
                                                           14,036,910          1,403,399       (649,406)      14,790,903
                                                          -----------         ----------     ----------      -----------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership                       (3,515,358)          (253,262)             -       (3,768,620)
   Northview Limited Partnership                           (2,975,192)          (203,445)             -       (3,178,637)
   Sierra Nevada Apartments, Ltd. I                        (5,093,559)           (54,598)       238,353       (4,909,804)
   Springwater Limited Partnership                         (4,225,792)          (301,660)             -       (4,527,452)
   Sunflower Park Limited Partnership                      (2,894,904)           (24,922)       108,015       (2,811,811)
   Thunderbird Apartments, Ltd. I                          (3,453,086)          (332,500)             -       (3,785,586)
   Wesbak Housing Fund I, Ltd.                             (1,371,578)           (82,485)             -       (1,454,063)
                                                          -----------         ----------     ----------      -----------
                                                          (23,529,469)        (1,252,872)       346,368      (24,435,973)
                                                          -----------         ----------     ----------      -----------

                                                          $ 9,683,032         $  150,527     $ (303,038)     $ 9,530,521
                                                          ===========         ==========     ==========      ===========

                                                                     SCHEDULE IV


                           AMERICAN HOUSING PARTNERS

                 AMOUNTS DUE FROM RELATED PARTIES - CONTINUED

                         YEAR ENDED DECEMBER 31, 1993

                                                             Balance at                        Reductions     Balance at
                                                             January 1,                           and         December 31
            Partnerships                                       1993             Additions       Payments         1993
---------------------------------------                    -------------       -----------     ----------     -----------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership                       $       6,582       $        -      $        -     $     6,582
   Northview Limited Partnership                                       -                -               -               -
   Sierra Nevada Apartments, Ltd. I                              338,778                -               -         338,778
   Springwater Limited Partnership                                     -                -               -               -
   Sunflower Park Limited Partnership                            137,000                -               -         137,000
   Thunderbird Apartments, Ltd. I                                 16,706                -               -          16,706
                                                           -------------       ----------      ----------     -----------
                                                                 499,066                -               -         499,066
                                                           -------------       ----------      ----------     -----------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership                           2,375,000                -               -       2,375,000
   Northview Limited Partnership                               1,875,000                -               -       1,875,000
   Sierra Nevada Apartments, Ltd. I                            6,549,300                -               -       6,549,300
   Springwater Limited Partnership                             2,810,100                -               -       2,810,100
   Sunflower Park Limited Partnership                          2,269,125                -               -       2,269,125
   Thunderbird Apartments, Ltd. I                              2,375,000                -               -       2,375,000
                                                           -------------       ----------      ----------     -----------
                                                              18,253,525                -               -      18,253,525
                                                           -------------       ----------      ----------     -----------

19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                                   423,000                -               -         423,000
                                                           -------------       ----------      ----------     -----------

Accrued Interest Receivable:
   Country Acres Limited Partnership                           1,924,984          332,500        (115,775)      2,141,709
   Northview Limited Partnership                               1,492,092          262,500         (77,271)      1,677,321
   Sierra Nevada Apartments, Ltd. I                            3,561,204                -        (476,706)      3,084,498
   Springwater Limited Partnership                             2,293,924          393,414        (134,425)      2,552,913
   Sunflower Park Limited Partnership                          1,449,466                -        (108,152)      1,341,314
   Thunderbird Apartments, Ltd. I                              1,979,766          332,500         (21,689)      2,290,577
   Wesbak Housing Fund I, Ltd.                                   866,093           82,485               -         948,578
                                                           -------------       ----------       ---------     -----------
                                                              13,567,529        1,403,399        (934,018)     14,036,910
                                                           -------------       ----------       ---------     -----------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership                          (3,272,934)        (242,424)              -      (3,515,358)
   Northview Limited Partnership                              (2,773,065)        (202,127)              -      (2,975,192)
   Sierra Nevada Apartments, Ltd. I                           (5,466,622)        (103,643)        476,706      (5,093,559)
   Springwater Limited Partnership                            (3,941,332)        (284,460)              -      (4,225,792)
   Sunflower Park Limited Partnership                         (2,979,814)         (23,242)        108,152      (2,894,904)
   Thunderbird Apartments, Ltd. I                             (3,137,124)        (315,962)              -      (3,453,086)
   Wesbak Housing Fund I, Ltd.                                (1,289,093)         (82,485)              -      (1,371,578)
                                                           -------------       ----------      ----------     -----------
                                                             (22,859,984)      (1,254,343)        584,858     (23,529,469)
                                                           -------------       ----------      ----------     -----------

                                                           $   9,883,136       $  149,056      $ (349,160)    $ 9,683,032
                                                           =============       ==========      ==========     ===========

                                                                     SCHEDULE XI

                           AMERICAN HOUSING PARTNERS

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                               DECEMBER 31, 1995

                                                                             Land,
                                                                             Buildings,
                                                                             Equipment,
                                                       Initial Cost to       and Furnish-           Amount at Which Carried at
                                                         Partnership         ings Costs                   Close of Period
                                                     --------------------                   ----------------------------------------
                          Number -                              Buildings,   Capitalized                  Buildings
                          Type of     Outstanding               Equipment,   Since                        Equipment,
Partnership/Location      Apartments   Mortgage       Land      Furnishings  Completion         Land      Furnishings     Total
------------------------  ----------  -----------  -----------  -----------  ------------   -----------   -----------  -----------
  Columbia-Jennifer,      50-Garden   $   706,920     $ 21,907   $1,011,149  $        -     $    21,907    $1,011,149   $ 1,033,056
    Ltd; Columbus, OH

  Homestead Limited       102-Garden    6,610,360      196,866    2,694,378     3,602,132       423,990     6,069,386     6,493,376
    Dividend Housing      48-Town-
    Association;           house
    Portage, MI

  Pine Villa              50-Garden       539,809       46,334      789,603       510,819        68,276     1,278,480     1,346,756
    Associates;
    Spokane, WA

  Tanglewood Terrace,     196-Garden    1,717,676       91,733    2,856,587       502,643        91,733     3,359,230     3,450,963
    Ltd; Texarkana, TX

  Woodhaven Apartments    72-Garden     1,072,198       79,768    1,698,994       453,438       118,782     2,113,418     2,232,200
    Associates;
    Spokane, WA
                                      -----------  -----------  -----------  ------------   -----------   -----------   -----------
                                      $10,646,963     $436,608   $9,050,711  $  5,069,032   $   724,688   $13,831,663   $14,556,351
                                      ===========  ===========  ===========  ============   ===========   ===========   ===========

                                                       Lives
                                                       on Which
                                                       Depreciation
                                                       in Latest

                                                       Statement of
                           Accumulated   Construction  Operations
Partnership/Location       Depreciation     Period     is Computed
------------------------   ------------  ------------  -----------
  Columbia-Jennifer,        $   680,079     1975-1976         8-33
    Ltd; Columbus, OH

  Homestead Limited           2,674,891     1971-1972         4-33
    Dividend Housing
    Association;
    Portage, MI

  Pine Villa                    840,179     1971-1972         5-33
    Associates;
    Spokane, WA

  Tanglewood Terrace,         2,672,433     1971-1973         5-33
    Ltd; Texarkana, TX

  Woodhaven Apartments        1,646,393     1972-1973         5-36
    Associates;
    Spokane, WA
                            -----------
                            $ 8,513,975
                            ===========

See notes to the schedule

                           AMERICAN HOUSING PARTNERS

                             NOTES TO THE SCHEDULE          SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1. Each limited partnership owns and operates a multi-family, HUD-regulated, residential housing project. During the related construction stage, all costs of developing the projects were included in construction-in-progress. Upon substantial completion, the costs were reclassified to building and improvements.

2. The aggregate cost of land, buildings, equipment and furnishings for federal income tax purposes at December 31, 1995, 1994 and 1993 is $14,095,555, $12,907,474 and $10,442,034, respectively.

3. Investments in property and equipment:

   Cost:
       Balance, January 1, 1993         $10,944,433

       Additions                            105,475

       Retirements                                -
                                        -----------

       Balance, December 31, 1993        11,049,908

       Additions                          2,725,779

       Retirements                           (9,819)
                                        -----------

       Balance, December 31, 1994        13,765,868

       Additions                            790,483

       Retirements                                -
                                        -----------

       Balance, December 31, 1995       $14,556,351
                                        ===========

                           AMERICAN HOUSING PARTNERS

                       NOTES TO THE SCHEDULE - CONTINUED          SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


3. Investments in property and equipment (Continued):

   Accumulated depreciation:
     Balance, January 1, 1993                          $7,571,361

     Depreciation charged to expense during
      the year                                            264,440

     Retirements                                                -
                                                       ----------

     Balance, December 31, 1993                         7,835,801

     Depreciation charged to expense during
      the year                                            304,135

     Retirements                                           (5,976)
                                                       ----------

     Balance, December 31, 1994                         8,133,960

     Depreciation charged to expense during
      the year                                            380,015

     Retirements                                                -
                                                       ----------

     Balance, December 31, 1995                        $8,513,975
                                                       ==========

                                                                    SCHEDULE XII

                           AMERICAN HOUSING PARTNERS

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1995


HUD insured first mortgages, interests in which were assigned to the Partnership upon sale of the real estate by the selling limited partnerships:

                                                                                                 (1)           (1)          (1)
                                                                                   Final       Monthly        Face         Carrying
                                                        Type of     Interest      Maturity     Payments     Amount of     Amount of
          Partnership/Location                          Property      Rate          Date      to Maturity   Mortgages     Mortgages
----------------------------------------------------   -----------  --------  --------------  -----------  -----------   -----------
Country Acres Apartments; La Porte, Indiana             Apartments     7%     February, 2013    $  8,473   $  1,352,230  $ 1,014,267

Northview Gardens Apartments; Henry County, Virginia    Apartments     7%     June, 2014           6,115        984,000      760,064

Sierra Nevada Arms; Las Vegas, Nevada                   Apartments     7%     July, 2014          37,724      6,070,500    4,875,015

Springwater Apartments; Denver, Colorado                Apartments     7%     October, 2014        9,434      1,510,120    1,182,870

Sunflower Park Apartments; Kansas City, Kansas          Apartments     7%     September, 2014      8,558      1,377,225    1,070,777

Thunderbird Apartments; Las Vegas, Nevada               Apartments     7%     December, 2012      10,649      1,659,365    1,322,334
                                                                                                 -------    -----------  -----------
                                                                                                 $80,953    $12,953,440  $10,225,327
                                                                                                 =======    ===========  ===========


(1)  Partnership's share

See notes to the schedule.

                           AMERICAN HOUSING PARTNERS

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED        SCHEDULE XII

                               DECEMBER 31, 1995



HUD insured first mortgages on properties owned by limited partnerships in which the Partnership has an investment:

                                                                                                                    (1)
                                                                                                Final             Monthly
                                                              Type of         Interest        Maturity            Payments
                    Partnership/Location                      Property          Rate            Date            to Maturity
-----------------------------------------------------       ------------      --------     ---------------      -----------
Columbia-Jennifer, Ltd.; Columbus, Ohio                     Apartments           7%        September, 2016        $ 5,390

Homestead Limited Dividend Housing Association;
 Portage, Michigan                                          Apartments         6.5%        January, 2013           16,378

Pine Villa Associates; Spokane, Washington                  Apartments           8%        May, 2012                4,930

Tanglewood Terrace, Ltd.; Texarkana, Texas                  Apartments           7%        September, 2013         14,391

Woodhaven Apartments Associates; Spokane, Washington        Apartments           7%        November, 2013           8,765
                                                                                                                  -------

                                                                                                                  $49,854
                                                                                                                  =======
HUD insured second mortgages on properties owned by
limited partnerships in which the Partnership has
an investment:


Homestead Limited Dividend Housing Association;
 Portage, Michigan                                          Apartments        8.75%        January, 2013          $36,367
                                                                                                                  =======
                                                                                                     Total

                                                                                        (1)          (1)
                                                                                       Face        Carrying
                                                                 Type of             Amount of     Amount of
                    Partnership/Location                         Property            Mortgages     Mortgages
-----------------------------------------------------          ------------         -----------   -----------
Columbia-Jennifer, Ltd.; Columbus, Ohio                        Apartments            $  867,400    $  706,920

Homestead Limited Dividend Housing Association;
 Portage, Michigan                                             Apartments             2,935,400     1,997,559

Pine Villa Associates; Spokane, Washington                     Apartments               709,000       539,809

Tanglewood Terrace, Ltd.; Texarkana, Texas                     Apartments             2,315,800     1,717,676

Woodhaven Apartments Associates; Spokane, Washington           Apartments             1,410,500     1,072,198
                                                                                      ----------    ----------

                                                                                      $8,238,100    $6,034,162
                                                                                      ==========    ==========

HUD insured second mortgages on properties owned by limited partnerships in which the Partnership has an investment:


Homestead Limited Dividend Housing Association;                Apartments             $4,835,000    $ 4,612,801
 Portage, Michigan                                                                    ==========    ===========

                                                                                                    $10,646,963
                                                                                                    ===========

(1)  100% amounts; Partnership's share is generally 99%.

See notes to the schedule.

                           AMERICAN HOUSING PARTNERS

                            NOTES TO THE SCHEDULE                   SCHEDULE XII

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                               DECEMBER 31, 1995

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

3.   Carrying amount of the mortgage loans:

                                                               (2)
                                                          Mortgage Loans
                                            (1)             of Limited
                                          Mortgage         Partnerships
                                       Loans Assigned      in Which the
                                          to the          Partnership Has
                                        Partnership        an Investment
                                       --------------     ---------------
     Balance at January 1, 1993         $10,682,933         $ 6,517,271

     Payments on principal during
      the year                             (200,104)           (147,987)
                                        -----------         -----------

     Balance at December 31, 1993        10,482,829           6,369,284

     Borrowings during the year                   -           3,659,282

     Payments on principal during
      the year                             (152,511)           (163,002)
                                        -----------         -----------

     Balance at December 31, 1994        10,330,318           9,865,564

     Borrowings during the year                   -             953,518

     Payments on principal during
      the year                             (104,991)           (172,119)
                                        -----------         -----------

     Balance at December 31, 1995       $10,225,327         $10,646,963
                                        ===========         ===========


(1)  Partnership's share

(2)  100% amounts; Partnership's share is generally 99%.

                                                                   SCHEDULE XIII

                           AMERICAN HOUSING PARTNERS

              INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

                         YEAR ENDED DECEMBER 31, 1995



The following schedule summarizes the cumulative equity in net income and losses and cash distributions not recorded in the investments in and advances to limited partnerships account, as the carrying values of the investments are at zero:

                                  % of      % of Interest      Balance                                          Equity in
                                Ownership     in Profit        January           Adjust-       Invest-         Net Income
    Limited Partnership         Interest      and Losses       1, 1995           ments          Ments            (Loses)
----------------------------   -----------  --------------   -----------       ---------      ----------       ----------
Columbia-Jennifer, Ltd.           98.98%          98.98%     $  (215,427)        $(3,770)      $       -       $ (10,557)
Homestead Limited Dividend
 Housing Associates               99.00           99.00         (976,601)          7,084               -          97,398
Pine Villa Associates             98.52           99.00         (158,767)                              -         110,702
Tanglewood Terrace, Ltd.          99.00           99.00       (1,118,657)                              -        (241,492)
Woodhaven Apartments
 Associates                       95.00           99.00         (482,076)                              -          53,312
                                                             -----------       ---------      ----------       ---------

                                                             $(2,951,528)        $ 3,314               -       $   9,363
                                                             ===========       =========      ==========       =========

                                                     (1)
                                                     Cash          Balance
                                                    Distri-        December
    Limited Partnership                             butions        31,1995
----------------------------                      ----------     ------------
Columbia-Jennifer, Ltd.                           $ (13,857)      $  (243,611)
Homestead Limited Dividend
 Housing Associates                                 (51,063)         (923,182)
Pine Villa Associates                                     -           (48,065)
Tanglewood Terrace, Ltd.                                  -        (1,360,149)
Woodhaven Apartments
 Associates                                               -          (428,764)
                                                  ---------       -----------

                                                  $ (64,920)      $(3,003,771)
                                                  =========       ===========


  (1) Distributions in excess of investment                       $  (103,400)
      Repayment of advance to Woodhaven
       previously written off                                          38,480
                                                                  -----------

      Cash Distributions                                          $    64,920
                                                                  ===========