Form 10-K
period 1996-12-31
AMERICAN HOUSING PARTNERS
filed 1998-07-16
CIK 5207

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1996

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

                                Yes ___  No  X
                                            ---

The registrant is a limited partnership and therefore has no voting stock. As of December 31, 1996, 7,005 limited partnership interests ("Interests") were outstanding, which had been issued originally in 1971. The Interests are not currently traded on any market. Therefore, no market selling price and no average bid or asked prices exist for the 60 days prior to the date of filing.

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
              and Reports on Form 8-K

                                    PART I


ITEM 1.   BUSINESS

     American Housing Partners ("AHP"), a California limited partnership, was formed on June 7, 1971, to invest through local limited partnerships in government assisted multi-family housing developments ("Projects" or "Government-Assisted Properties"). Each local limited partnership owns, individually, a single low to moderate income multi-family housing project which is subsidized and/or mortgage-insured by the federal government. During 1996, and as of December 31, 1996, AHP held interests in five local limited partnerships which own and operate a Project. The general partner of AHP is NIDC Managers, Inc., a Delaware corporation ("NIDMI" or "the General Partner"). See Item 12 "Partnership Interest Ownership of Certain Beneficial Owners and Management".

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

     During 1996, the Projects operated, in the aggregate, with positive cash flow. The distributions from the local limited partnerships are limited by the Projects' regulatory agreements with HUD or other similar state agencies, to 6% per annum of the original equity provided to the Project (as determined by HUD), payable only when cash is available as determined by a formula provided by HUD. Of the distributions payable to AHP and the general partners of the local limited partnerships at December 31, 1996, a portion is currently payable and the remainder is deferred until there is available cash.

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

     AHP sold its Partnership interest in 3 Projects in 1989. Set forth below is a schedule as of December 31, 1996 of Projects owned by local limited partnerships in which AHP is a limited partner, together with the current occupancy status of each Project.

===================================================================================================================

                             SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                          IN WHICH AHP HAS AN INVESTMENT


   Name & Location      No. Units  Project Type       Insured and/or            Units          Units Occupied/
                                                     Subsidized Under         Authorized        Percentage Total
                                                                              For Rental             Units
                                                                              Assistance
                                                                               Section 8

===================================================================================================================
Jennifer Apts.             50         Garden         FHA Sec. 236                 30           50      100%
Columbus, OH

Milham Meadows I          102         Garden         FHA Sec. 236                 45          149       99%
Portage, MI                48        Townhouse       Michigan State
                                                     Housing Devel Auth

Pine Villa                 50         Garden         FHA Sec.236                  40           49       98%
Spokane, WA

Tanglewood Terrace        196         Garden         FHA Sec. 221(d)(4)            *          167       85%
Texarkana, TX

Woodhaven Apts.            72         Garden         FHA Sec. 221(d)(4)            *           67       93%
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

     As described on pages 6-9 of the 1991 Report, which pages are incorporated herein by this reference, the various partnerships affiliated with the AFC Group and others initiated an action against HUD officials in United States District Court in January, 1993. In one case involving the Germano Partnership, the District Court judge granted to the plaintiffs substantially all the relief they had requested, including requiring HUD to renew its Section 8 Housing Assistance Payments Contract ("HAP Contract") with the Germano Partnership. The plaintiffs in three similar District Court actions, described or referred to on pages 9-12 of the 1991 Report and each involving a property owned by a member of the AFC Group, also obtained substantially all the relief they sought, including in each case renewing an existing HAP Contract or entering into a new HAP Contract. After obtaining the relief they sought, the plaintiffs in the District Court actions consented to dismissals of the actions.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1996 to a vote of security holders.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

     AHP partnership interests are not actively traded and no public trading market exists. From time to time, a sale of the partnership interests is made at a price negotiated between the buyer and seller. The transactions are handled through a limited number of broker-dealers.

     As of December 31, 1996 there were 5 general partner interests held by NIDMI and 7,005 limited partner interests held by 519 limited partners. This figure is based upon the number of record holders as reported by the Registrant's transfer agent.

     During 1992 no cash distributions were made.

     During 1993 no cash distributions were made.

     During 1994 no cash distributions were made.

     During 1995 no cash distributions were made.

     During 1996 no cash distributions were made.

     ITEM 6.   SELECTED FINANCIAL DATA

     The following summary of selected financial data should be read in conjunction with Item 14, herein, which also includes a summary of AHP's significant accounting policies.

============================================================================================================
FOR THE YEAR             1996              1995              1994              1993              1992
ENDED DEC. 31:
Interest and            5,705             3,625             2,533               -0-               -0-
other income

Distributions in       20,513           103,400           559,041            62,409            15,756
excess of
investment

Income (Loss)         (45,549)           30,334           369,769           (10,878)          (59,407)
from operations

Net earnings          (45,549)           30,334           369,769           (10,878)          (59,407)
(loss)

Net earnings            (6.50)             4.33             52.75             (1.55)            (8.47)
(loss) per
partnership
interest

AT YEAR END:

Total assets        4,778,600         9,768,431         9,851,368         9,725,524         9,884,036

Long-term debt      5,781,499        10,769,092        10,874,083        11,026,594        11,226,698

Partners' deficit  (1,079,413)       (1,033,864)       (1,064,198)       (1,433,967)       (1,423,089)

Deficit per           (153.98)          (147.48)          (151.81)          (204.56)          (203.01)
partnership
interest

Distributions             -0-               -0-               -0-               -0-               -0-
per partnership
Interest

Number of                 519               513               517               509               505
limited partners
============================================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


RESULTS OF OPERATIONS:

     Payments received in 1996, 1995 and 1994 on notes receivable resulting from project sales in prior years were limited to the amounts required to service the underlying HUD mortgages on these projects. The Partnership also received surplus cash distributions of

$20,513. $103,400 and $559,041 for 1996, 1995, and 1994, respectively. For income tax purposes, AHP's share of net interest income recognized on the notes receivable was $112,578 for 1996, compared with $$104,991 and $152,511 for 1995 and 1994, respectively. For financial statement purposes, as the sales are accounted for under the cost recovery method, all interest income is deferred until the cost of the respective property is recovered.

     HUD took possession of one project owned by one of the purchaser partnerships effective November 1, 1994 and commenced foreclosure proceedings. The foreclosure was completed in January, 1996 and, as a result, the Partnership lost its interest in the assets acquired and liabilities assumed in connection with the original sale. Based on the accounting policy of the Partnership as described in Note A.(3) to the Financial Statements, there was no net effect on the financial statements as a result of the foreclosure. The assets and liabilities written off as a result of the foreclosure are as follows:

     Deferred cash payment receivable                                $  (338,778)
     All-inclusive residual not receivable                            (6,549,300)
     Accrued interest receivable                                      (2,846,145)
     Underlying mortgage payable                                       4,875,015
     Deferred income                                                   4,909,804
     Reclassification of deferred income to
       allowance for uncollectibility of
       amounts due from affiliates                                       (50,596)
                                                                      -----------
               Net Effect                                            $     - 0 -

     Total revenue generated in 1996 was $26,218 compared with $107,025 and $561,574 for 1995 and 1994, respectively. For all three years, distributions received from partnerships in which AHP holds interests represent more than 78% of total revenue. For income tax purposes, cash distributions received are treated as offsets to investment.

     Total expenses for 1996 were $71,767, compared with $76,791 and $191,805 for 1995 and 1994, respectively, a decrease of 6% from 1996 to 1995 and a decrease of 60% from 1994 to 1995. The decrease in 1996 compared to 1995 is mainly due to a decrease in professional fees.

     Net loss for 1996 was $45,549 compared to net income of $30,334 and $369,729 for 1995 and 1994 respectively.

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

ITEM 11.  EXECUTIVE COMPENSATION

     AHP has no executive officers. No person acting in such capacity received compensation in 1996 directly or indirectly from AHP.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NIDAM earned management fees of $50,000 during 1996 from AHP, which represents 13.8% of NIDAM's total revenue during 1996. NIDAM and NIDHC are general partners in the local limited partnerships in which AHP has invested. A. Bruce Rozet and Deane Earl Ross, the Directors of NIDMI, beneficially own and are executive officers of NIDAM and NIDHC.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

 (a) The following documents are filed as part of this report:


     (1) Financial Statements:

                                                               PAGE
         Report of Independent Certified Public Accountants      F-1
         Balance Sheets - December 31, 1996 and 1995             F-2
         Statements of Operations for the Three Years
            Ended December 31, 1996                              F-3
         Statements of Partners' Deficit for the
            Three Years Ended December 31, 1996                  F-4
         Statements of Cash Flows for the Three Years
            Ended December 31, 1996                              F-5
         Notes to the Financial Statements                       F-6

     (2) Financial Statement Schedules:


         Report of Independent Certified Public                  S-1
         Accountants

         Schedule IV
            Amounts Due from Related Parties                     S-2

         Schedule XI
            Real Estate and Accumulated Depreciation of
            Limited Partnerships in which the Partnership
            has an Investment                                    S-5

         Schedule XII
            Mortgage Loans on Real Estate                        S-8

         Schedule XIII
            Investments in and Advances to Limited               S-11
            Partnerships

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by AHP during the last quarter of fiscal year 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN HOUSING PARTNERS
                              a California limited partnership

                              By:   NIDC Managers, Inc.
                                    General Partner



Date:  July 16, 1998          By: /s/ Deane Earl Ross
                                  ----------------------------------------
                                      Deane Earl Ross
                                      President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  July 16, 1998          By: /s/ A. Bruce Rozet
                                  ----------------------------------------
                                  A. Bruce Rozet, Chairman of the Board and
                                  Chief Executive Officer of NIDC Managers,
                                  Inc.



Date:  July 16, 1998          By: /s/ Deane Earl Ross
                                  ----------------------------------------
                                  Deane Earl Ross, Director, President and
                                  Treasurer (Chief Financial Officer and Chief
                                  Accounting Officer) of NIDC Managers, Inc.

             [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP APPEARS HERE]


               Report of Independent Certified Public Accountants
               --------------------------------------------------


To the Partners
American Housing Partners


We have audited the accompanying balance sheets of American Housing Partners (a California limited partnership) as of December 31, 1996 and 1995 and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. These statements were audited by other auditors, whose reports thereon have been furnished to us and our opinion, insofar as it relates to the amounts included in Note C for those limited partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Housing Partners as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Bay Sherman Craig & Goldstein, LLP

Los Angeles, California
November 24, 1997, except for Note I,
 as to which the date is July 7, 1998

                           AMERICAN HOUSING PARTNERS

                                 BALANCE SHEETS

                                  DECEMBER 31,

                       ASSETS                1996          1995
                                           ---------     ---------
Cash                                      $   14,753   $    21,916
Notes receivable, deferred cash
 payments and accrued interest
 from related parties - Net of
 deferred gain and deferred
 interest income (Notes A, B
 and D)                                    4,488,533     9,425,530
Due from affiliates (Note H)                 275,314       320,205
Due from asset management company                  -           780
Investments in and advances to limited
 partnerships (Notes A and C)                      -             -
                                         -----------   -----------

                                         $ 4,778,600   $ 9,768,431
                                         ===========   ===========

     LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                         $    27,294   $    33,203
Due to asset management company               49,220             -
Mortgages payable (Note D)                 5,237,734    10,225,327
Loans payable (Note D)                       543,765       543,765
                                         -----------   -----------
                                           5,858,013    10,802,295
                                         -----------   -----------

Contingent liability (Note I)

Partners' deficit (Note J):
 Limited partners                         (1,078,645)   (1,033,128)
 General partner                                (768)         (736)
                                         -----------   -----------
                                          (1,079,413)   (1,033,864)
                                         -----------   -----------

                                         $ 4,778,600   $ 9,768,431
                                         ===========   ===========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                            STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                             1996      1995       1994
                                          ---------  --------   ---------
REVENUES:
  Distributions in excess of
   investment (Note C)                    $ 20,513   $103,400   $559,041
  Interest                                   5,705      3,625      2,533
                                          --------   --------   --------
                                            26,218    107,025    561,574
                                          --------   --------   --------

EXPENSES:
  Management fees (Note E)                  50,000     50,000     50,000
  Professional fees (Note G)                17,402     23,250    137,186
  Communication with partners                4,115      3,441      2,987
  Miscellaneous                                250          -      1,632
                                          --------   --------  ---------
                                            71,767     76,691    191,805
                                          --------   --------  ---------

NET INCOME (LOSS) (Notes A
 and F)                                   $(45,549)  $ 30,334   $369,769
                                          ========   ========  =========

Net income (loss) per
 partnership unit (based
 upon 7,010 units)                          $(6.50)     $4.33   $  52.75
                                          ========   ========  =========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                        STATEMENTS OF PARTNERS' DEFICIT

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 Limited     General
                                    Total        Partners    Partner
                                   --------   -------------  -------
Partnership units throughout
 the period                         7,010         7,005         5
                                    =====         =====         =

Balance, January 1, 1994        $(1,433,967)  $(1,432,945)  $(1,022)

Net income                          369,769       369,505       264
                                -----------   -----------   -------

Balance, December 31, 1994       (1,064,198)   (1,063,440)     (758)

Net income                           30,334        30,312        22
                                -----------   -----------   -------

Balance, December 31, 1995       (1,033,864)   (1,033,128)     (736)

Net loss                            (45,549)      (45,517)      (32)
                                -----------   -----------   -------

Balance, December 31, 1996      $(1,079,413)  $(1,078,645)  $  (768)
                                ===========   ===========   =======

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                            STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                           1996       1995        1994
                                         ---------  ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                       $(45,549)  $ 30,334   $ 369,769
 Adjustments to reconcile net
  income (loss) to net cash provided
  (used) by operating activities:
   (Increase) decrease in:
    Due from asset management
     company                                    -     (1,560)          -
    Accrued interest receivable            (5,705)         -           -
   Increase (decrease) in:
    Accounts payable                       (5,909)    (7,500)     (4,414)
    Management fee payable                 50,000          -     (87,000)
                                         --------   --------   ---------
      Net cash provided (used) by
       operating activities                (7,163)    21,274     278,355
                                         --------   --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans to affiliates                            -    (16,625)   (303,580)
                                         --------   --------   ---------

      Net cash used in
        investing activities                    -    (16,625)   (303,580)
                                         --------   --------   ---------

NET INCREASE (DECREASE) IN CASH            (7,163)     4,649     (25,225)

Cash at beginning of year                  21,916     17,267      42,492
                                         --------   --------   ---------

Cash at end of year                      $ 14,753   $ 21,916   $  17,267
                                         ========   ========   =========

Noncash investing and financing activities:

  1. Principal payments on mortgages payable were made by buyers on behalf of the Partnership totaling $112,578, $104,991 and $152,511 during the years ended December 31, 1996, 1995 and 1994, respectively.

  2. Noncash amounts related to the foreclosure of the Sierra Nevada project in 1996 (see Note B):
        Write off deferred cash payment receivable            $  (338,778)
        Write off all-inclusive residual note receivable       (6,549,300)
        Write off accrued interest receivable                  (2,846,145)
        Write off deferred income                               4,859,208
        Write off mortgage payable                              4,875,015
                                                              -----------
                                                              $         -
                                                              ===========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                       NOTES TO THE FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



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

                        DECEMBER 31, 1996, 1995 AND 1994



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

                        DECEMBER 31, 1996, 1995 AND 1994



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

    HUD took possession of the project owned by one of the purchaser partnerships effective November 1, 1994 and commenced foreclosure proceedings. The foreclosure was completed in January, 1996 and, as a result, the Partnership lost its interest in the assets acquired and liabilities assumed in connection with the original sale. Based on the accounting policy of the Partnership as described in Note A.(3), there was no net effect on the financial statements as a result of the foreclosure. The assets and liabilities written off as a result of the foreclosure are as follows:

      Deferred cash payment receivable            $  (338,778)
      All-inclusive residual note receivable       (6,549,300)
      Accrued interest receivable                  (2,846,145)
      Underlying mortgage payable                   4,875,015
      Deferred income                               4,909,804
      Reclassification of deferred income to
       allowance for uncollectibility of
       amounts due from affiliates                    (50,596)
                                                  -----------
              Net Effect                           $        -
                                                  ===========

                           AMERICAN HOUSING PARTNERS

                        DECEMBER 31, 1996, 1995 AND 1994



B.  SALES OF INVESTMENTS IN LIMITED PARTNERSHIPS TO RELATED PARTIES
     (CONTINUED)

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

    Under the terms of all the sales agreements, the purchasers' obligations to make payments on the notes receivable are limited to the purchasers' share of the allowable surplus cash distributions (as defined by HUD) received from the projects. These distributions may not exceed the aggregate of $56,411 annually, plus prior allowable distributions. No surplus cash distributions were received by the Partnership from the projects in 1994, 1995 and 1996. Aggregate allowable distributions were $408,337 at December 31, 1996. The purchasers are also obligated to make the payments on the related underlying HUD mortgages payable (Note D).

    Amounts due from the related parties in connection with these sales are summarized as follows:

                                            1996          1995
                                        -----------   ------------
     Deferred cash payments due in
       various installments through
       1987.  At December 31, 1987,
       all remaining payments became
        delinquent                      $   160,288   $    499,066
      All-inclusive residual notes
        receivable                       11,704,225     18,253,525
      Note receivable                       423,000        423,000
     Accrued interest receivable         13,876,305     15,771,220
     Deferred gain on sales              (5,824,572)    (7,756,342)
     Deferred interest income           (15,850,713)   (17,764,939)
                                        -----------   ------------

                                        $ 4,488,533   $  9,425,530
                                        ===========   ============

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1996, 1995 AND 1994

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

    The following is a summary of the changes in the investments in and advances to the limited partnerships in which the Partnership had an equity interest:

                                                  1996        1995
                                               ---------   ---------
      Balance, beginning of year               $       -   $       -

      Distributions from limited
       partnerships:
        Total distributions received             (20,513)   (103,400)
        Distributions received in
          excess of carrying values
          of the investments                      20,513     103,400
                                               ---------   ---------
                                                       -           -
                                               ---------   ---------

      Equity in net income of
       limited partnerships:
        Net income                               158,939       9,363
        Net income not recognized
          as the carrying values
          of the investments are
          at zero                               (158,939)     (9,363)
                                               ---------   ---------

      Net income recognized                            -           -
                                               ---------   ---------

      Balance, end of year                     $       -   $       -
                                               =========   =========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1996, 1995 AND 1994

C.  INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

    Summarized balance sheets and statements of operations for the limited partnerships in which the Partnership has an equity interest are as follows:

                                 BALANCE SHEETS

         ASSETS                                1996           1995
                                            -----------   -----------
    Property and equipment, at cost:
      Buildings, equipment and
      furnishings                           $13,993,302   $13,831,663
        Less accumulated
          depreciation                        8,898,339     8,513,975
                                            -----------   -----------
                                              5,094,963     5,317,688
    Land                                        724,688       724,688
                                            -----------   -----------
                                              5,819,651     6,042,376
    Cash                                        322,009       409,321
    Other assets                              2,012,244     1,524,958
                                            -----------   -----------

                                            $ 8,153,904   $ 7,976,655
                                            ===========   ===========
         LIABILITIES AND PARTNERS'
           DEFICIT

    Mortgages payable                       $10,672,230   $10,646,963
    Other liabilities                           995,703       963,957
                                            -----------   -----------
                                             11,667,933    11,610,920
    Partners' deficit                        (3,514,029)   (3,634,265)
                                            -----------   -----------

                                            $ 8,153,904   $ 7,976,655
                                            ===========   ===========

    Partnership's share of
      partners' deficit                     $(2,880,277)  $(3,003,771)

    Cumulative cash distributions
      and losses from limited
      partnerships in excess of the
      Partnership's investment                2,880,277     3,003,771
                                            -----------   -----------

    Investments in and advances
      to limited partnerships               $         -   $         -
                                            ===========   ===========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1996, 1995 AND 1994

C.  INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

                            STATEMENTS OF OPERATIONS

                                  1996         1995         1994
                               ----------   ----------   ----------
    Revenues:
     Rental                    $2,779,632   $2,697,708   $2,253,936
     Other                        275,444      281,498      246,714
                               ----------   ----------   ----------
                                3,055,076    2,979,206    2,500,650
                               ----------   ----------   ----------

    Expenses:
     Operating                  1,755,620    1,852,040    1,663,419
     Depreciation                 388,644      380,015      304,135
     Interest                     745,791      733,447      418,361
                               ----------   ----------   ----------
                                2,890,055    2,965,502    2,385,915
                               ----------   ----------   ----------

      NET INCOME               $  165,021   $   13,704   $  114,735
                               ==========   ==========   ==========
    Partnership's share
     of net income             $  158,939   $    9,363   $  113,323

    Net income not
     recognized as the
     carrying values
     of the investments
     have been reduced
     to zero                     (158,939)      (9,363)    (113,323)
                               ----------   ----------   ----------

    Equity in net income
     of limited
     partnerships
     recognized                $        -   $        -   $        -
                               ==========   ==========   ==========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1996, 1995 AND 1994

D.  MORTGAGES AND LOANS PAYABLE

    As discussed in Note B, the Partnership was assigned interests in certain underlying HUD mortgages on the multi-family residential rental projects disposed of by limited partnerships in which the Partnership had an investment. Responsibility for servicing the HUD mortgages remains with the sellers. The Partnership's share of the mortgages is due in various monthly installments totaling $43,229, including interest at 7% per annum, through October, 2014. The mortgages are collateralized by the apartment projects and are held by the Federal National Mortgage Association and insured by HUD.

    The following is a schedule of the Partnership's share of future maturities of the underlying HUD mortgages payable:


          Years ending
          December 31,
          ------------

             1997                   $   295,812
             1998                       174,512
             1999                       187,409
             2000                       200,957
             2001                       215,221
             Thereafter               4,163,823
                                    -----------
                                    $ 5,237,734
                                    ===========

    The Partnership was also assigned interests in certain loans, aggregating $543,765 at December 31, 1996 and December 31, 1995. The loans are payable to the prior managing general partners of the limited partnerships in which the Partnership had an investment and were not assumed by the purchasers. The loans were originally made to finance construction costs that exceeded the original partners' capital contributions and the proceeds from the related HUD mortgages. Theses loans are non-interest bearing and are payable based upon certain liquidation provisions in the various limited partnership agreements.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1996, 1995 AND 1994

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

    Additionally, the management contract provides that NIDAM is entitled to a liquidation fee from the sale of projects by the limited partnerships (to other than affiliates of the management company), once the requisite approval for a total or partial liquidation has been obtained. No liquidation fees were paid in 1994, 1995 and 1996.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1996, 1995 AND 1994

F.  FEDERAL TAXABLE INCOME

    The following is a reconciliation between the net income (loss) per the financial statements and the net earnings for federal income tax purposes:

                                     1996         1995        1994
                                  ----------   ---------   ----------
    Net income (loss),
      financial statement
      basis                       $  (45,549)  $  30,334   $ 369,769

    Equity in income
      of limited partnerships
      recognized for tax
      purposes but not
      recognized for
      financial statement
      purposes because the
      carrying values of the
      investments have been
      reduced to zero              2,558,986      33,017     212,131

    Distributions in excess
      of investments in and
      advances to limited
      partnerships                   (20,513)   (103,400)   (559,041)

    Net interest income
      recognized on
      residual notes
      receivable for tax
      purposes but deferred
      for financial
      statement purposes             112,578     104,991     152,511

    Variation in accounts
      payable and accrued
      items                           37,490       2,081           -
                                  ----------   ---------   ---------

    Net income, federal
      income tax basis            $2,642,992   $  67,023   $ 175,370
                                  ==========   =========   =========

    Federal tax basis net
      income per
      partnership unit
      (based upon 7,010
      units)                         $377.03       $9.56   $   25.02
                                  ==========   =========   =========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1996, 1995 AND 1994

G.  RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1994, the Partnership paid fees to a company affiliated with the general partner for asset management and preservation services in the amount of $130,500.

H.  DUE FROM AFFILIATES

    The Partnership has loaned funds to certain affiliated entities. The balances receivable as of December 31, 1996 and 1995 are comprised of the following:

                                                 1996        1995
                                               --------    --------
           Advances                            $398,047    $314,047
           Accrued interest                      11,863       6,158
                                               --------    --------
                                                409,910     320,205
           Less: Allowance for
                 collectibility                 134,596           -
                                               --------    --------

                                               $275,314    $320,205
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

                       DECEMBER 31, 1996, 1995 AND 1994

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

          [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN APPEARS HERE]

        Report of Independent Certified Public Accountants on Schedules
        ---------------------------------------------------------------



The Partners
American Housing Partners

In connection with our audits of the financial statements of American Housing Partners referred to in our report dated November 24, 1997, which is included in
Part II of this Form 10-K, we did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. Such statements were audited by other auditors, whose reports thereon have been furnished to us. Insofar as the information presented on Schedules IV, XI, XII and XIII as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 relates to these limited partnerships, our opinion is based solely upon the reports of other auditors. In our opinion, based on our audits and the reports of other auditors, these schedules present fairly, in all material respects, the information required to be set forth therein.



                                        /s/ Bay Sherman Craig & Goldstein, LLP



Los Angeles, California
November 24, 1997

                                                                     SCHEDULE IV

                           AMERICAN HOUSING PARTNERS

                        AMOUNTS DUE FROM RELATED PARTIES

                          YEAR ENDED DECEMBER 31, 1996


                                                                              Foreclosure,
                                                Balance at                     Reductions      Balance at
                                                January 1,                        and          December 31,
            Partnerships                           1996         Additions       Payments          1996
---------------------------------------       -------------     ----------    -------------    -----------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership          $      6,582      $        -    $         -      $     6,582
   Northview Limited Partnership                         -               -              -                -
   Sierra Nevada Apartments, Ltd. I                338,778               -       (338,778)               -
   Springwater Limited Partnership                       -               -              -                -
   Sunflower Park Limited Partnership              137,000               -              -          137,000
   Thunderbird Apartments, Ltd. I                   16,706               -              -           16,706
                                              ------------      ----------    -----------      -----------
                                                   499,066               -       (338,778)         160,288
                                              ------------      ----------    -----------      -----------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership             2,375,000               -              -        2,375,000
   Northview Limited Partnership                 1,875,000               -              -        1,875,000
   Sierra Nevada Apartments, Ltd. I              6,549,300               -     (6,549,300)               -
   Springwater Limited Partnership               2,810,100               -              -        2,810,100
   Sunflower Park Limited Partnership            2,269,125               -              -        2,269,125
   Thunderbird Apartments, Ltd. I                2,375,000               -              -        2,375,000
                                              ------------      ----------    -----------      -----------
                                                18,253,525               -     (6,549,300)      11,704,225
                                              ------------      ----------    ------------     -----------
19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                     423,000               -              -          423,000
                                              ------------      ----------    -----------      -----------

Accrued Interest Receivable:
   Country Acres Limited Partnership             2,593,272         332,500       (106,640)       2,819,132
   Northview Limited Partnership                 2,039,443         262,500        (76,695)       2,225,248
   Sierra Nevada Apartments, Ltd. I              2,846,145               -     (2,846,145)               -
   Springwater Limited Partnership               3,097,806         393,414       (119,053)       3,372,167
   Sunflower Park Limited Partnership            1,125,429               -       (108,902)       1,016,527
   Thunderbird Apartments, Ltd. I                2,955,577         332,500        (40,879)       3,247,198
   Wesbak Housing Fund I, Ltd.                   1,113,548          82,485              -        1,196,033
                                              ------------      ----------    -----------      -----------
                                                15,771,220       1,403,399     (3,298,314)      13,876,305
                                              ------------      ----------    -----------      -----------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership            (4,024,029)       (257,545)             -       (4,281,574)
   Northview Limited Partnership                (3,374,864)       (206,639)             -       (3,581,503)
   Sierra Nevada Apartments, Ltd. I             (4,909,804)              -      4,909,804                -
   Springwater Limited Partnership              (4,827,285)       (305,765)             -       (5,133,050)
   Sunflower Park Limited Partnership           (2,730,665)        (28,655)       108,902       (2,650,418)
   Thunderbird Apartments, Ltd. I               (4,118,086)       (291,621)             -       (4,409,707)
   Wesbak Housing Fund I, Ltd.                  (1,536,548)        (82,485)             -       (1,619,033)
                                              ------------      ----------    -----------      -----------
                                               (25,521,281)     (1,172,710)     5,018,706      (21,675,285)
                                              ------------      ----------    -----------      -----------

                                              $  9,425,530      $  230,689    $(5,167,686)     $ 4,488,533
                                              ============      ==========    ===========      ===========

                                                                     SCHEDULE IV

                           AMERICAN HOUSING PARTNERS

                 AMOUNTS DUE FROM RELATED PARTIES - CONTINUED

                         YEAR ENDED DECEMBER 31, 1996


                                                Balance at                    Reductions       Balance at
                                                January 1,                        and          December 31,
           Partnerships                           1995         Additions        Payments          1995
------------------------------------          ------------    ------------    ------------    --------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership          $      6,582              -               -     $      6,582
   Northview Limited Partnership                         -              -               -                -
   Sierra Nevada Apartments, Ltd. I                338,778              -               -          338,778
   Springwater Limited Partnership                       -              -               -                -
   Sunflower Park Limited Partnership              137,000              -               -          137,000
   Thunderbird Apartments, Ltd. I                   16,706              -               -           16,706
                                              -------------   -----------    ------------     ------------
                                                   499,066              -               -          499,066
                                              ------------    -----------    ------------     ------------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership             2,375,000              -               -        2,375,000
   Northview Limited Partnership                 1,875,000              -               -        1,875,000
   Sierra Nevada Apartments, Ltd. I              6,549,300              -               -        6,549,300
   Springwater Limited Partnership               2,810,100              -               -        2,810,100
   Sunflower Park Limited Partnership            2,269,125              -               -        2,269,125
   Thunderbird Apartments, Ltd. I                2,375,000              -               -        2,375,000
                                              ------------    -----------    ------------     ------------
                                                18,253,525              -               -       18,253,525
                                              ------------    -----------    ------------     ------------

19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                     423,000              -               -          423,000
                                              ------------    -----------    ------------     ------------

Accrued Interest Receivable:
   Country Acres Limited Partnership             2,367,413        332,500        (106,641)       2,593,272
   Northview Limited Partnership                 1,862,646        262,500         (85,703)       2,039,443
   Sierra Nevada Apartments, Ltd. I              2,846,145              -               -        2,846,145
   Springwater Limited Partnership               2,827,260        393,414        (122,868)       3,097,806
   Sunflower Park Limited Partnership            1,233,299              -        (107,870)       1,125,429
   Thunderbird Apartments, Ltd. I                2,623,077        332,500               -        2,955,577
   Wesbak Housing Fund I, Ltd.                   1,031,063         82,485               -        1,113,548
                                              ------------    -----------    ------------     ------------
                                                14,790,903      1,403,399        (423,082)      15,771,220
                                              ------------    -----------    ------------     ------------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership            (3,768,620)      (255,409)              -       (4,024,029)
   Northview Limited Partnership                (3,178,637)      (196,227)              -       (3,374,864)
   Sierra Nevada Apartments, Ltd. I             (4,909,804)             -               -       (4,909,804)
   Springwater Limited Partnership              (4,527,452)      (299,833)              -       (4,827,285)
   Sunflower Park Limited Partnership           (2,811,811)       (26,724)        107,870       (2,730,665)
   Thunderbird Apartments, Ltd. I               (3,785,586)      (332,500)              -       (4,118,086)
   Wesbak Housing Fund I, Ltd.                  (1,454,063)       (82,485)              -       (1,536,548)
                                              ------------    -----------    ------------     ------------
                                               (24,435,973)    (1,193,178)        107,870      (25,521,281)
                                              ------------    -----------    ------------     ------------

                                              $  9,530,521    $   210,221    $   (315,212)    $  9,425,530
                                              ============    ===========    ============     ============

                                                                     SCHEDULE IV

                         YEAR ENDED DECEMBER 31, 1994



                                                   Balance at                      Reductions       Balance at
                                                   January 1,                         and           December 31,
           Partnerships                              1994          Additions        Payments           1994
---------------------------------------           ------------    ------------    -------------    -------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership              $      6,582     $         -     $          -    $       6,582
   Northview Limited Partnership                             -               -                -
   Sierra Nevada Apartments, Ltd. I                    338,778               -                -          338,778
   Springwater Limited Partnership                           -               -                -                -
   Sunflower Park Limited Partnership                  137,000               -                -          137,000
   Thunderbird Apartments, Ltd. I                       16,706               -                -           16,706
                                                  ------------     -----------     ------------    -------------
                                                       499,066               -                -          499,066
                                                  ------------     -----------     ------------    -------------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership                 2,375,000               -                -        2,375,000
   Northview Limited Partnership                     1,875,000               -                -        1,875,000
   Sierra Nevada Apartments, Ltd. I                  6,549,300               -                -        6,549,300
   Springwater Limited Partnership                   2,810,100               -                -        2,810,100
   Sunflower Park Limited Partnership                2,269,125               -                -        2,269,125
   Thunderbird Apartments, Ltd. I                    2,375,000               -                -        2,375,000
                                                  ------------     -----------     ------------    -------------
                                                    18,253,525               -                -       18,253,525
                                                  ------------     -----------     ------------    -------------

19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                         423,000               -                -          423,000
                                                  ------------     -----------     ------------    -------------

Accrued Interest Receivable:
   Country Acres Limited Partnership                 2,141,709         332,500         (106,796)       2,367,413
   Northview Limited Partnership                     1,677,321         262,500          (77,175)       1,862,646
   Sierra Nevada Apartments, Ltd. I                  3,084,498               -         (238,353)       2,846,145
   Springwater Limited Partnership                   2,552,913         393,414         (119,067)       2,827,260
   Sunflower Park Limited Partnership                1,341,314               -         (108,015)       1,233,299
   Thunderbird Apartments, Ltd. I                    2,290,577         332,500                -        2,623,077
   Wesbak Housing Fund I, Ltd.                         948,578          82,485                -        1,031,063
                                                  ------------     -----------     ------------    -------------
                                                    14,036,910       1,403,399         (649,406)      14,790,903
                                                  ------------     -----------     ------------    -------------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership                (3,515,358)       (253,262)               -       (3,768,620)
   Northview Limited Partnership                    (2,975,192)       (203,445)               -       (3,178,637)
   Sierra Nevada Apartments, Ltd. I                 (5,093,559)        (54,598)         238,353       (4,909,804)
   Springwater Limited Partnership                  (4,225,792)       (301,660)               -       (4,527,452)
   Sunflower Park Limited Partnership               (2,894,904)        (24,922)         108,015       (2,811,811)
   Thunderbird Apartments, Ltd. I                   (3,453,086)       (332,500)               -       (3,785,586)
   Wesbak Housing Fund I, Ltd.                      (1,371,578)        (82,485)               -       (1,454,063)
                                                  ------------     -----------     ------------    -------------
                                                   (23,529,469)     (1,252,872)         346,368      (24,435,973)
                                                  ------------     -----------     ------------    -------------

                                                  $  9,683,032     $   150,527     $   (303,038)   $   9,530,521
                                                  ============     ===========     ============    =============

                                                                     SCHEDULE XI

                     AMERICAN HOUSING PARTNERS

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                               DECEMBER 31, 1996

                                                                                         Land,
                                                                                        Buildings,
                                                        Initial Cost to                 Equipment,
                                                          Partnership                   and Furnish-
                                                  ----------------------------          ings Costs
                        Number -                                   Buildings,           Capitalized
                          Type of    Outstanding                    Equipment,          Since
Partnership/Location    Apartments    Mortgage         Land        Furnishings          Completion
----------------------  -----------  -----------  ---------------  ------------         -----------
Columbia-Jennifer,      50-Garden    $   691,224   $   21,907       $ 1,011,149      $           -
  Ltd; Columbus, OH

Homestead Limited       102-Garden     6,753,183      196,866         2,694,378          3,621,121
 Dividend Housing       48-Town-
 Association;           house
 Portage, MI

Pine Villa              50-Garden        523,229       46,334           789,603            569,136
 Associates;
 Spokane, WA

Tanglewood Terrace,     196-Garden     1,663,504       91,733         2,856,587            502,643
 Ltd; Texarkana, TX

Woodhaven Apartments    72-Garden      1,041,090       79,768         1,698,994            537,771
 Associates;
 Spokane, WA
                                     ------------  -----------     ------------      ---------------
                                     $10,672,230   $  436,608       $ 9,050,711       $ 5,230,671
                                     ============  ===========     ============      ===============

                                                                                                                   Lives
                                             Amount at Which Carried at                                            on Which
                                                   Close of Period                                                 Depreciation
                                     --------------------------------------------                                  Statement of
                        Number -                     Buildings                                                     Operations
                          Type of                    Equipment,                      Accumulated     Construction  in Latest
Partnership/Location    Apartments      Land        Furnishings        Total        Depreciation       Period      is Computed
----------------------  -----------  ----------   ----------------   ------------   ------------     ------------  -------------
Columbia-Jennifer,      50-Garden     $ 21,907       $ 1,011,149      $ 1,033,056    $  706,240       1975-1976     8-33
  Ltd; Columbus, OH

Homestead Limited       102-Garden     423,990         6,088,375        6,512,365     2,849,539       1971-1972     4-33
 Dividend Housing       48-Town-
 Association;           house
 Portage, MI

Pine Villa              50-Garden       68,276         1,336,797        1,405,073       883,916       1971-1972     5-33
 Associates;
 Spokane, WA

Tanglewood Terrace,     196-Garden      91,733         3,359,230        3,450,963     2,728,949       1971-1973     5-33
 Ltd; Texarkana, TX

Woodhaven Apartments    72-Garden      118,782         2,197,751        2,316,533     1,729,695       1972-1973     5-36
 Associates;
 Spokane, WA
                                     ----------   --------------     ------------   -----------
                                       724,688       $13,993,302      $14,717,990    $8,898,339
                                     ==========   ==============     ============   ===========

See notes to the schedule.

                             AMERICAN HOUSING PARTNERS

                                     NOTES TO THE SCHEDULE           SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



1. Each limited partnership owns and operates a multi-family, HUD-regulated, residential housing project. During the related construction stage, all costs of developing the projects were included in construction-in-progress. Upon substantial completion, the costs were reclassified to building and improvements.

2. The aggregate cost of land, buildings, equipment and furnishings for federal income tax purposes at December 31, 1996, 1995 and 1994 is $14,257,194, $14,095,555 and $12,907,474, respectively.

3. Investments in property and equipment:


Cost:
     Balance, January 1, 1994           $11,049,908

     Additions                            2,725,779

     Retirements                             (9,819)
                                       ------------

     Balance, December 31, 1994          13,765,868

     Additions                              790,483

     Retirements                                  -
                                       ------------

     Balance, December 31, 1995          14,556,351

     Additions                              168,794

     Retirements                             (7,155)
                                       ------------

     Balance, December 31, 1996        $ 14,717,990
                                       ============

                           AMERICAN HOUSING PARTNERS

                       NOTES TO THE SCHEDULE - CONTINUED             SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



3. Investments in property and equipment (Continued):

  Accumulated depreciation:

     Balance, January 1, 1994                                 $ 7,835,801
     Depreciation charged to expense during
     the year                                                     304,135

     Retirements                                                   (5,976)
                                                          ---------------
     Balance, December 31, 1994                                 8,133,960

     Depreciation charged to expense during
     the year                                                     380,015

     Retirements                                                        -
                                                          ---------------

     Balance, December 31, 1995                                 8,513,975

     Depreciation charged to expense during
     the year                                                     388,644

     Retirements                                                   (4,280)
                                                          ---------------

     Balance, December 31, 1996                               $ 8,898,339
                                                          ===============

                                                                    SCHEDULE XII


                           AMERICAN HOUSING PARTNERS

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1996


HUD insured first mortgages, interests in which were assigned to the Partnership upon sale of the real estate by the selling limited partnerships:

                                                                                           (1)           (1)             (1)
                                                                                          Final         Monthly          Face
                                                               Type of     Interest       Maturity      Payments       Amount of
                  Partnership/Location                         Property       Rate          Date       to Maturity     Mortgages
        ----------------------------------------------       ------------   ---------    ----------  ---------------   -----------
Country Acres Apartments; La Porte, Indiana                  Apartments       7%       February, 2013  $    8,473    $1,352,230

Northview Gardens Apartments; Henry County, Virginia         Apartments       7%       June, 2014           6,115       984,000

Springwater Apartments; Denver, Colorado                     Apartments       7%       October, 2014        9,434     1,510,120

Sunflower Park Apartments; Kansas City, Kansas               Apartments       7%       September, 2014      8,558     1,377,225

Thunderbird Apartments; Las Vegas, Nevada                    Apartments       7%       December, 2012      10,649     1,659,365
                                                                                                        ----------    ----------
                                                                                                          $43,229    $6,882,940
                                                                                                        ==========    ==========

                                                                                     (1)
                                                               Type of          Carrying amount
                   Partnership/Location                       Property            of Mortgages
        ----------------------------------------------       ------------      ----------------
Country Acres Apartments; La Porte, Indiana                  Apartments             $   982,582

Northview Gardens Apartments; Henry County, Virginia         Apartments                 739,230

Springwater Apartments; Denver, Colorado                     Apartments               1,151,466

Sunflower Park Apartments; Kansas City, Kansas               Apartments               1,042,122

Thunderbird Apartments; Las Vegas, Nevada                    Apartments               1,322,334
                                                                               ----------------
                                                                                    $ 5,237,734
                                                                               ================

(1)  Partnership's share

See notes to the schedule.

                                                                    SCHEDULE XII

                           AMERICAN HOUSING PARTNERS

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                               DECEMBER 31, 1996



HUD insured first mortgages on properties owned by limited partnerships in which the Partnership has an investment:

                                                                                                                   (1)
                                                                                                   Final          Monthly
                                                                  Type of        Interest        Maturity        Payments
                  Partnership/Location                           Property          Rate           Date          to Maturity
----------------------------------------------------          ------------      ------------  ---------------   -----------
Columbia-Jennifer, Ltd.; Columbus, Ohio                          Apartments        7%         September, 2016      $  5,390

Homestead Limited Dividend Housing Association;
Portage, Michigan                                                Apartments      6.5%         January, 2013          16,378

Pine Villa Associates; Spokane, Washington                       Apartments        8%         May, 2012               4,930

Tanglewood Terrace, Ltd.; Texarkana, Texas                       Apartments        7%         September, 2013        14,391

Woodhaven Apartments Associates; Spokane, Washington             Apartments        7%         November, 2013          8,765
                                                                                                                   --------
                                                                                                                   $ 49,854
                                                                                                                   ========

HUD insured second mortgages on properties owned by limited partnerships in which the Partnership has an investment:

Homestead Limited Dividend Housing Association;
Portage, Michigan                                                Apartments     8.75%         January, 2013        $ 36,367
                                                                                                                   ========

                                                                                        (1)             (1)
                                                                                      Face           Carrying
                                                                  Type of            Amount of       Amount of
                  Partnership/Location                           Property            Mortgages       Mortgages
----------------------------------------------------          ------------           ----------      ----------
Columbia-Jennifer, Ltd.; Columbus, Ohio                          Apartments         $   867,400    $    691,224

Homestead Limited Dividend Housing Association;
Portage, Michigan                                                Apartments           2,935,400       1,930,874

Pine Villa Associates; Spokane, Washington                       Apartments            709,0005         523,229

Tanglewood Terrace, Ltd.; Texarkana, Texas                       Apartments          2,315,8001       1,663,504

Woodhaven Apartments Associates; Spokane, Washington             Apartments           1,410,500       1,041,090
                                                                                    -----------    ------------
                                                                                    $ 8,238,100    $  5,849,921
                                                                                    ===========    ============

HUD insured second mortgages on properties owned by limited partnerships in which the Partnership has an investment:

Homestead Limited Dividend Housing Association;
Portage, Michigan                                                Apartments         $ 4,835,000    $  4,822,309
                                                                                    ===========    ============

                                                                       Total                       $ 10,672,230
                                                                                                   ============

(1)  100% amounts; Partnership's share is generally 99%.

See notes to the schedule.

                           AMERICAN HOUSING PARTNERS

                             NOTES TO THE SCHEDULE                SCHEDULE XII

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                               DECEMBER 31, 1996

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

3.  Carrying amount of the mortgage loans:


                                                         (2)
                                                   Mortgage Loans
                                  (1)                 of Limited
                                Mortgage            Partnerships
                             Loans Assigned         in Which the
                                to the            Partnership Has
                               Partnership         an Investment
                            -----------------      -------------
Balance at January 1, 1994       $10,482,829       $ 6,369,284

Borrowings during the year                 -         3,659,282

Payments on principal during
 the year                           (152,511)         (163,002)
                                  -----------       -----------

Balance at December 31, 1994      10,330,318         9,865,564

Borrowings during the year                 -           953,518

Payments on principal during
 the year                           (104,991)         (172,119)
                                  -----------       -----------

Balance at December 31, 1995      10,225,327        10,646,963

Borrowings during the year                 -           222,201

Payments on principal during
 the year                           (112,578)         (196,934)

Foreclosure during the year       (4,875,015)                -
                                  -----------      -----------

                                 $ 5,237,734       $10,672,230
                                 ============      ===========

     (1)  Partnership's share

     (2)  100% amounts; Partnership's share is generally 99%.

                                                                   SCHEDULE XIII


                           AMERICAN HOUSING PARTNERS

              INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

                         YEAR ENDED DECEMBER 31, 1996


The following schedule summarizes the cumulative equity in net income and losses and cash distributions not recorded in the investments in and advances to limited partnerships account, as the carrying values of the investments are at zero:


                                                                                                              (1)
                                  % of      % of Interest    Balance                                         Cash        Balance
                                Ownership     in Profit      January      Adjust-    Invest-   Equity in    Distri-      December
    Limited Partnership         Interest      and Losses     1, 1996       ments      ments    Net Income   butions      31, 1996
-----------------------------   ---------   -------------  -----------   ---------   -------   ----------   --------   -----------
Columbia-Jennifer, Ltd.           98.98%        98.98%     $  (243,611)   $       -        -    $    474    $(14,932)  $  (258,069)
Homestead Limited Dividend
  Housing Associates              99.00         99.00         (923,182)          (1)       -     105,415     (20,513)     (838,281)
Pine Villa Associates             98.52         99.00          (48,065)           -        -      40,057           -        (8,008)
Tanglewood Terrace, Ltd.          99.00         99.00       (1,360,149)           -        -       9,599           -    (1,350,550)
Woodhaven Apartments
  Associates                      95.00         99.00         (428,764)           1        -       3,394           -      (425,369)
                                                           -----------    ---------  -------    --------    --------   -----------
                                                           $(3,003,771)   $       -  $     -    $158,939    $(35,445)  $(2,880,277)
                                                           ===========    =========  =======    ========    ========   ===========

                                                                           (1)  Cash distributions          $(35,445)
                                                                                Less amount not paid
                                                                                 until 1997                   14,932
                                                                                                            --------

                                                                                   1996 Income              $(20,513)
                                                                                                            ========