Form 10-K
period 1997-12-31
AMERICAN HOUSING PARTNERS
filed 1998-07-16
CIK 5207

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For the Year Ended December 31, 1997

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

                                Yes ___  No  X
                                            ---

     The registrant is a limited partnership and therefore has no voting stock. As of December 31, 1997, 7,005 limited partnership interests ("Interests") were outstanding, which had been issued originally in 1971. The Interests are not currently traded on any market. Therefore, no market selling price and no average bid or asked prices exist for the 60 days prior to the date of filing.

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
           and Reports on Form 8-K

                                    PART I

ITEM 1.  BUSINESS

     American Housing Partners ("AHP"), a California limited partnership, was formed on June 7, 1971, to invest through local limited partnerships in government assisted multi-family housing developments ("Projects" or "Government-Assisted Properties"). Each local limited partnership owns, individually, a single low to moderate income multi-family housing project which is subsidized and/or mortgage-insured by the federal government. During 1997, and as of December 31, 1997, AHP held interests in five local limited partnerships which own and operate a Project. The general partner of AHP is NIDC Managers, Inc., a Delaware corporation ("NIDMI" or "the General Partner"). See Item 12 "Partnership Interest Ownership of Certain Beneficial Owners and Management".

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

     During 1997, the Projects operated, in the aggregate, with positive cash flow. The distributions from the local limited partnerships are limited by the Projects' regulatory agreements with HUD or other similar state agencies, to 6% per annum of the original equity provided to the Project (as determined by HUD), payable only when cash is available as determined by a formula provided by HUD. Of the distributions payable to AHP and the general partners of the local limited partnerships at December 31, 1997, a portion is currently payable and the remainder is deferred until there is available cash.

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

     AHP sold its Partnership interest in 3 Projects in 1989. Set forth below is a schedule as of December 31, 1997 of Projects owned by local limited partnerships in which AHP is a limited partner, together with the current occupancy status of each Project.

===========================================================================================================

                          SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                     IN WHICH AHP HAS AN INVESTMENT

    Name & Location       No.      Project Type      Insured and/or           Units           Units
                         Units                      Subsidized Under        Authorized      Occupied/
                                                                            For Rental      Percentage
                                                                            Assistance      Total Units
                                                                             Section 8
===========================================================================================================
 Jennifer Apts.            50         Garden        FHA Sec. 236                 30          50    100%
 Columbus, OH

 Milham Meadows I         102         Garden        FHA Sec. 236                 45         149     99%
 Portage, MI               48       Townhouse       Michigan State
                                                    Housing Devel Auth

 Pine Villa                50         Garden        FHA Sec.236                  40          49     98%
 Spokane, WA

 Tanglewood Terrace       196         Garden        FHA Sec. 221(d)(4)            *         178     91%
 Texarkana, TX

 Woodhaven Apts.           72         Garden        FHA Sec. 221(d)(4)            *          70     97%
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1997 to a vote of security holders.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS


     AHP partnership interests are not actively traded and no public trading market exists. From time to time, a sale of the partnership interests is made at a price negotiated between the buyer and seller. The transactions are handled through a limited number of broker-dealers.

     As of December 31, 1997 there were 5 general partner interests held by NIDMI and 7,005 limited partner interests held by 508 limited partners. This figure is based upon the number of record holders as reported by the Registrant's transfer agent.

     During 1993 no cash distributions were made.

     During 1994 no cash distributions were made.

     During 1995 no cash distributions were made.

     During 1996 no cash distributions were made.

     During 1997 no cash distributions were made.

     ITEM 6.  SELECTED FINANCIAL DATA

     The following summary of selected financial data should be read in conjunction with Item 14, herein, which also includes a summary of AHP's significant accounting policies.

-------------------------------------------------------------------------------

FOR THE YEAR            1997         1996             1995             1994              1993
 ENDED DEC. 31:-


Interest and
other income         48,455             5,705            3,625              2,533             -0-

Distributions in    122,705            20,513          103,400            559,041           62,409
excess of
investment

Income (Loss)        33,600           (45,549)          30,334            369,769          (10,878)
from operations

NET EARNINGS         33,600           (45,549)          30,334            369,769          (10,878)
(Loss)

Net earnings           4.79             (6.50)            4.33              52.75            (1.55)
(loss) per
partnership
interest

AT YEAR END:

Total Assets      4,834,990        4,778,600         9,768,431          9,851,368        9,725,524
Long-term debt    5,768,489        5,781,499        10,769,092         10,874,083       11,026,594

Partners' deficit(1,045,813)      (1,079,413)       (1,033,864)        (1,064,198)      (1,433,967)

Deficit per         (149.19)         (153.98)          (147.48)           (151.81)         (204.56)
partnership
interest

Distributions           -0-               -0-               -0-               -0-               -0-
per partnership
Interest

Number of               508              519               513                517              509
limited partners
 ------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS:

     Payments received in 1997, 1996 and 1995 on notes receivable resulting from project sales in prior years were limited to the amounts required to service the underlying HUD mortgages on these projects. The Partnership also received surplus cash distributions of

$122,705, $20,513 and $103,400 for 1997, 1996, and 1995, respectively. For income tax purposes, AHP's share of net interest income recognized on the notes receivable was $79,077 for 1997, compared with $112,578 and $104,991 for 1996 and 1995, respectively. For financial statement purposes, as the sales are accounted for under the cost recovery method, all interest income is deferred until the cost of the respective property is recovered.


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

     Deferred cash payment receivable                                $    (338,778)
     All-inclusive residual not receivable                              (6,549,300)
     Accrued interest receivable                                        (2,846,145)
     Underlying mortgage payable                                         4,875,015
     Deferred income                                                     4,909,804
     Reclassification of deferred income to
     allowance for uncollectibility of
     amounts due from affiliates                                           (50,596)
                                                                     -------------
               Net Effect                                            $       - 0 -

     Total revenue generated in 1997 was $171,160 compared with $26,218 and $107,025 for 1996 and 1995, respectively. For all three years, distributions received from partnerships in which AHP holds interests represent more than 71% of total revenue. For income tax purposes, cash distributions received are treated as offsets to investment.

     Total expenses for 1997 were $137,560, compared with $71,767 and $76,691 for 1996 and 1995, respectively, an increase of 92% from 1996 to 1997 and a decrease of 6% from 1995 to 1996. The increase in 1997 compared to 1996 is mainly due to an increase in professional fees.

     Net income for 1997 was $33,600 compared to net loss of $45,549 and net income of $30,334 for 1996 and 1995 respectively.

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

ITEM 11.  EXECUTIVE COMPENSATION

     AHP has no executive officers. No person acting in such capacity received compensation in 1997 directly or indirectly from AHP.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NIDAM earned management fees of $50,000 during 1997 from AHP, which represents 18.3% of NIDAM's total revenue during 1997. NIDAM and NIDHC are general partners in the local limited partnerships in which AHP has invested.
A. Bruce Rozet and Deane Earl Ross, the Directors of NIDMI, beneficially own and are executive officers of NIDAM and NIDHC.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

  (a)The following documents are filed as part of this report:


     (1)  Financial Statements:                                    PAGE

          Report of Independent Certified Public Accountants               F-1
          Balance Sheets - December 31, 1997 and 1996                      F-2
          Statements of Operations for the Three Years
          Ended December 31, 1997                                          F-3
          Statements of Partners' Deficit for the
          Three Years Ended December 31, 1997                              F-4
          Statements of Cash Flows for the Three Years
          Ended December 31, 1997                                          F-5
          Notes to the Financial Statements                                F-6

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

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed by AHP during the last quarter of fiscal year 1997.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AMERICAN HOUSING PARTNERS
                                 a California limited partnership

                                 By:  NIDC Managers, Inc.
                                      General Partner



Date:  July 16, 1998             By: /s/ Deane Earl Ross
                                    -----------------------------
                                    Deane Earl Ross
                                    President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  July 16, 1998             By: /s/ A. Bruce Rozet
                                    --------------------------------------
                                    A. Bruce Rozet, Chairman of the Board and
                                    Chief Executive Officer of NIDC Managers,
                                    Inc.



Date:  July 16, 1998             By: /s/ Deane Earl Ross
                                    --------------------------------------
                                    Deane Earl Ross, Director, President and
                                    Treasurer (Chief Financial Officer and Chief
                                    Accounting Officer) of NIDC Managers, Inc.

        [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP APPEARS HERE]

               Report of Independent Certified Public Accountants
               --------------------------------------------------


To the Partners
American Housing Partners


We have audited the accompanying balance sheets of American Housing Partners (a California limited partnership) as of December 31, 1997 and 1996 and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. These statements were audited by other auditors, whose reports thereon have been furnished to us and our opinion, insofar as it relates to the amounts included in Note C for those limited partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Housing Partners as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Bay Sherman Craig & Goldstein, LLP

Los Angeles, California
June 19, 1998, except for Note H,
 as to which the date is July 7, 1998

                          AMERICAN HOUSING PARTNERS

                                 BALANCE SHEETS

                                  DECEMBER 31,

                       ASSETS
                                             1997               1996
                                         ------------       ------------
Cash                                      $     9,948       $   14,753
Notes receivable, deferred cash
 payments and accrued interest
 from related parties - Net of
 deferred gain and deferred
 interest income (Notes A, B
 and D)                                     4,475,523         4,488,533
Due from affiliates (Note G)                  349,519           275,314
Investments in and advances to limited
 partnerships (Notes A and C)                       -                 -
                                           ----------        ----------

                                          $ 4,834,990       $ 4,778,600
                                          ===========       ===========


                   LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                          $    63,094       $    27,294
Due to asset management company                49,220            49,220
Mortgages payable (Note D)                  5,224,724         5,237,734
Loans payable (Note D)                        543,765           543,765
                                          -----------       -----------
                                            5,880,803         5,858,013
                                          -----------       -----------

Contingent liability (Note H)

Partners' deficit (Note I):
 Limited partners                          (1,045,069)       (1,078,645)
 General partner                                 (744)             (768)
                                          -----------       -----------
                                           (1,045,813)        1,079,413)
                                          -----------       -----------

                                          $ 4,834,990       $ 4,778,600
                                          ===========       ===========

See notes to the financial statements.

                          AMERICAN HOUSING PARTNERS

                            STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,


                                          1997      1996       1995
                                        --------  ---------  ---------
 REVENUES:
  Distributions in excess of
    investment (Note C)                 $122,705  $ 20,513   $ 103,400
  Interest                                48,455     5,705       3,625
                                        --------  --------   ---------
                                         171,160    26,218     107,025
                                        --------  --------   ---------

EXPENSES:
  Management fees (Note E)                50,000    50,000      50,000
  Professional fees                       84,000    17,402      23,250
  Communication with partners              3,209     4,115       3,441
  Miscellaneous                              351       250           -
                                        --------  --------   ---------
                                         137,560    71,767      76,691
                                        --------  --------   ---------

NET INCOME (LOSS) (Notes A
 and F)                                 $ 33,600  $(45,549)  $  30,334
                                        ========  ========   =========

Net income (loss) per
 partnership unit (based
 upon 7,010 units)                      $   4.79  $  (6.50)  $    4.33
                                        ========  ========   =========

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                        STATEMENTS OF PARTNERS' DEFICIT

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                Limited       General
                                    Total      Partners       Partner
                                  ---------   -----------     -------
Partnership units throughout
  the period                          7,010         7,005        5
                                      =====         =====        =

Balance, January 1, 1995        $(1,064,198)  $(1,063,440)   $(758)

Net income                           30,334        30,312       22
                                -----------   -----------    -----

Balance, December 31, 1995       (1,033,864)   (1,033,128)    (736)

Net loss                            (45,549)      (45,517)     (32)
                                -----------   -----------    -----

Balance, December 31, 1996       (1,079,413)   (1,078,645)    (768)

Net income                           33,600        33,576       24
                                -----------   -----------    -----

Balance, December 31, 1997      $(1,045,813)  $(1,045,069)   $(744)
                                ===========   ===========    =====

See notes to the financial statements.

                           AMERICAN HOUSING PARTNERS

                            STATEMENTS OF CASH FLOWS

                           YEARS ENDED DECEMBER 31,

                                            1997       1996       1995
                                          ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ 33,600   $(45,549)  $ 30,334
  Adjustments to reconcile net
    income (loss) to net cash provided
    (used) by operating activities:
      (Increase) decrease in:
        Due from asset management
         company                                 -          -     (1,560)
        Accrued interest receivable         (5,705)    (5,705)         -
      Increase (decrease) in:
        Accounts payable                    35,800     (5,909)    (7,500)
        Management fee payable                   -     50,000          -
                                          --------   --------   --------
          Net cash provided (used) by
           operating activities             63,695     (7,163)    21,274
                                          --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to affiliates                      (68,500)         -    (16,625)
                                          --------   --------   --------
          Net cash used in
            investing activities           (68,500)         -    (16,625)
                                          --------   --------   --------

NET INCREASE (DECREASE) IN CASH             (4,805)    (7,163)     4,649

Cash at beginning of year                   14,753     21,916     17,267
                                          --------   --------   --------

Cash at end of year                       $  9,948   $ 14,753   $ 21,916
                                          ========   ========   ========

Noncash investing and financing activities:
 1. Net principal payments on mortgages payable were made by buyers on behalf of the Partnership totaling $13,010, $112,578 and $104,991 during the years ended December 31, 1997, 1996 and 1995, respectively.

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

                       DECEMBER 31, 1997, 1996 AND 1995



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

                       DECEMBER 31, 1997, 1996 AND 1995



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


B.  SALES OF INVESTMENTS IN LIMITED PARTNERSHIPS TO RELATED PARTIES

    Prior to 1985, six limited partnerships in which the Partnership had an interest disposed of the multi-family, HUD-regulated, residential rental projects and certain other assets and liabilities owned by them. The projects were sold for various sales prices consisting of cash down payments, deferred cash payments due in future annual installments and the remainder due in the form of nonrecourse all-inclusive residual notes receivable. The residual notes, which include the unpaid principal balances of the related underlying HUD mortgages, bear interest at 14% per annum and are collateralized by the various purchasers' partnership interests. The residual notes contain provisions which limit the accrual of interest if the sum of the unpaid principal plus accrued interest exceeds the appraised value of the respective project at specified dates. Based on values determined by management, the accrual of interest on two residual notes, one of which was lost through foreclosure in 1996, was suspended as of January 1, 1992. All unpaid principal and interest is due in full through 2024.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1997, 1996 AND 1995



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

                       DECEMBER 31, 1997, 1996 AND 1995



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

    Under the terms of all the sales agreements, the purchasers' obligations to make payments on the notes receivable are limited to the purchasers' share of the allowable surplus cash distributions (as defined by HUD) received from the projects. These distributions may not exceed the aggregate of $38,163 annually, plus prior allowable distributions. No surplus cash distributions were received by the Partnership from the projects in 1995, 1996 and 1997. Aggregate allowable distributions were $432,326 at December 31, 1997. The purchasers are also obligated to make the payments on the related underlying HUD mortgages payable (Note D).

    Amounts due from the related parties in connection with these sales are summarized as follows:

                                                 1997           1996
                                             ------------   ------------
      Deferred cash payments due in
        various installments through
        1987.  At December 31, 1987,
        all remaining payments became
        delinquent                           $    160,288   $    160,288
      All-inclusive residual notes
        receivable                             11,704,225     11,704,225
      Note receivable                             423,000        423,000
      Accrued interest receivable              14,750,915     13,876,305
      Deferred gain on sales                   (5,824,572)    (5,824,572)
      Deferred interest income                (16,738,333)   (15,850,713)
                                             ------------   ------------

                                             $  4,475,523   $  4,488,533
                                             ============   ============

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1997, 1996 AND 1995



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

    The following is a summary of the changes in the investments in and advances to the limited partnerships in which the Partnership had an equity interest:

                                                1997           1996
                                             ----------     ----------
      Balance, beginning of year             $       -      $       -

      Distributions from limited
       partnerships:
        Total distributions received          (122,705)       (20,513)
        Distributions received in
          excess of carrying values
          of the investments                   122,705         20,513
                                             ---------      ---------

                                                     -              -
                                             ---------      ---------

      Equity in net income of
       limited partnerships:
        Net income                             157,567        158,939
        Net income not recognized
          as the carrying values
          of the investments are
          at zero                             (157,567)      (158,939)
                                             ---------      ---------

      Net income recognized                          -              -
                                             ---------      ---------

      Balance, end of year                   $       -      $       -
                                             =========      =========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1997, 1996 AND 1995



C.  INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

    Summarized balance sheets and statements of operations for the limited partnerships in which the Partnership has an equity interest are as follows:

                                BALANCE SHEETS

ASSETS                                      1997          1996
                                        ------------  ------------
    Property and equipment, at cost:
      Buildings, equipment and
      furnishings                       $14,121,417   $13,993,302
        Less accumulated
          depreciation                    9,284,950     8,898,339
                                        -----------   -----------
                                          4,836,467     5,094,963
    Land                                    726,638       724,688
                                        -----------   -----------
                                          5,563,105     5,819,651
    Cash                                    238,361       322,009
    Other assets                          2,067,692     2,012,244
                                        -----------   -----------

                                        $ 7,869,158   $ 8,153,904
                                        ===========   ===========
        LIABILITIES AND PARTNERS'
          DEFICIT

    Mortgages payable                   $10,459,925   $10,672,230
    Other liabilities                       959,142       995,703
                                        -----------   -----------
                                         11,419,067    11,667,933
    Partners' deficit                    (3,549,909)   (3,514,029)
                                        -----------   -----------

                                        $ 7,869,158   $ 8,153,904
                                        ===========   ===========

    Partnership's share of
      partners' deficit                 $(2,829,891)  $(2,880,277)

    Cumulative cash distributions
      and losses from limited
      partnerships in excess of the
      Partnership's investment            2,829,891     2,880,277
                                        -----------   -----------

    Investments in and advances
      to limited partnerships           $         -   $         -
                                        ===========   ===========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1997, 1996 AND 1995



C.  INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)



                           STATEMENTS OF OPERATIONS

                               1997         1996         1995
                            -----------  -----------  -----------
    Revenues:
     Rental                 $2,983,843   $2,779,632   $2,697,708
     Other                     173,198      275,444      281,498
                            ----------   ----------   ----------
                             3,157,041    3,055,076    2,979,206
                            ----------   ----------   ----------

    Expenses:
     Operating               1,826,649    1,755,620    1,852,040
     Depreciation              386,611      388,644      380,015
     Interest                  780,201      745,791      733,447
                            ----------   ----------   ----------
                             2,993,461    2,890,055    2,965,502
                            ----------   ----------   ----------

      NET INCOME            $  163,580   $  165,021   $   13,704
                            ==========   ==========   ==========
    Partnership's share
      of net income         $  157,567   $  158,939   $    9,363

    Net income not
      recognized as the
      carrying values
      of the investments
      have been reduced
      to zero                 (157,567)    (158,939)      (9,363)
                            ----------   ----------   ----------

    Equity in net income
      of limited
      partnerships
      recognized            $        -    $        -   $        -
                            ==========    ==========   ==========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1997, 1996 AND 1995



D.  MORTGAGES AND LOANS PAYABLE

    As discussed in Note B, the Partnership was assigned interests in certain underlying HUD mortgages on the multi-family residential rental projects disposed of by limited partnerships in which the Partnership had an investment. In February 1997, one of the HUD mortgages was paid with the proceeds of a conventional loan. Responsibility for servicing the HUD mortgages remains with the sellers. The Partnership's share of the mortgages is due in various monthly installments totaling $44,484, including interest at 7% to 10% per annum, through October, 2014. The mortgages are collateralized by the apartment projects and the HUD mortgages are held by the Federal National Mortgage Association and insured by HUD.

    The following is a schedule of the Partnership's share of future maturities of the underlying HUD mortgages payable as of December 31, 1997:

       Years ending
       December 31,
       ------------
         1998             $1,538,782
         1999                148,461
         2000                159,197
         2001                170,702
         2002                183,042
         Thereafter        3,024,540
                         -----------

                         $ 5,224,724
                         ===========

    Subsequent to December 31, 1997, the conventional loan was paid with the proceeds of a new conventional loan, thereby reducing the 1998 maturities by approximately $1,195,000.

    The Partnership was also assigned interests in certain loans, aggregating $543,765 at December 31, 1997 and December 31, 1996. The loans are payable to the prior managing general partners of the limited partnerships in which the Partnership had an investment and were not assumed by the purchasers. The loans were originally made to finance construction costs that exceeded the original partners' capital contributions and the proceeds from the related HUD mortgages. Theses loans are non-interest bearing and are payable based upon certain liquidation provisions in the various limited partnership agreements.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1997, 1996 AND 1995



E.  MANAGEMENT AND LIQUIDATION FEES PAYABLE

    The Partnership entered into a management contract with NIDC Asset Management, Inc. (NIDAM), an affiliate of the general partner of the Partnership, for the performance of certain services. The contract expires December 31, 1998, and continues thereafter on a month-to-month basis. Under the management contract, NIDAM pays the general and administrative expenses of the Partnership, except for legal and accounting expenses and the cost of communicating with the limited partners. NIDAM earns an annual management fee based on the average annual tax deductions plus cash distributions per partnership interest, which can range from one-tenth to one-quarter of one percent of the Partnership's invested assets (defined as the Partnership's investment in and its share of the mortgage debt of the limited partnerships in which it has invested). The minimum management fee is $50,000 per year.

    Additionally, the management contract provides that NIDAM is entitled to a liquidation fee from the sale of projects by the limited partnerships (to other than affiliates of the management company), once the requisite approval for a total or partial liquidation has been obtained. No liquidation fees were paid in 1995, 1996 and 1997.

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1997, 1996 AND 1995



F.  FEDERAL TAXABLE INCOME

    The following is a reconciliation between the net income (loss) per the financial statements and the net earnings for federal income tax purposes:

                                    1997         1996        1995
                                 ----------  -----------  ----------
    Net income (loss),
      financial statement
      basis                       $  33,600   $  (45,549)  $  30,334

    Equity in income
      of limited partnerships
      recognized for tax
      purposes but not
      recognized for
      financial statement
      purposes because the
      carrying values of the
      investments have been
      reduced to zero               222,816    2,558,986      33,017

    Distributions in excess
      of investments in and
      advances to limited
      partnerships                 (122,705)     (20,513)   (103,400)

    Net interest income
      recognized on
      residual notes
      receivable for tax
      purposes but deferred
      for financial
      statement purposes             79,077      112,578     104,991

    Variation in accounts
      payable and accrued
      items                          32,368       37,490       2,081
                                  ---------   ----------   ---------

    Net income, federal
      income tax basis            $ 245,156   $2,642,992   $  67,023
                                  =========   ==========   =========

    Federal tax basis net
      income per
      partnership unit
      (based upon 7,010
      units)                         $34.97      $377.03       $9.56
                                  =========   ==========   =========

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1997, 1996 AND 1995



G.  DUE FROM AFFILIATES

    The Partnership has loaned funds to certain affiliated entities. The balances receivable as of December 31, 1997 and 1996 are comprised of the following:

                                        1997      1996
                                      --------  --------
           Advances                   $466,547  $398,047
           Accrued interest             17,568    11,863
                                      --------  --------
                                       484,115   409,910
           Less: Allowance for
                  uncollectibility     134,596   134,596
                                      --------  --------

                                      $349,519  $275,314
                                      ========  ========

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

                           AMERICAN HOUSING PARTNERS

                       DECEMBER 31, 1997, 1996 AND 1995



H.  CONTINGENT LIABILITY (Continued)

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

        [LETTERHEAD OF BAY SHERMAN CRAIG & GOLDSTEIN, LLP APPEARS HERE]

        Report of Independent Certified Public Accountants on Schedules
        ---------------------------------------------------------------


The Partners
American Housing Partners

In connection with our audits of the financial statements of American Housing Partners referred to in our report dated June 19, 1998, which is included in
Part II of this Form 10-K, we did not audit the financial statements of certain limited partnerships in which the Partnership has an investment, the statements of which reflect total assets and revenues constituting 100% of the combined totals of the limited partnerships in the years presented. Such statements were audited by other auditors, whose reports thereon have been furnished to us. Insofar as the information presented on Schedules IV, XI, XII and XIII as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 relates to these limited partnerships, our opinion is based solely upon the reports of other auditors. In our opinion, based on our audits and the reports of other auditors, these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ Bay Sherman Craig & Goldstein, LLP


Los Angeles, California
June 19, 1998

                          YEAR ENDED DECEMBER 31, 1997

                                                                     SCHEDULE IV


                                                    Balance at                 Reductions   Balance at
                                                     January 1,                   and      December 31,
            Partnerships                               1997      Additions     Payments        1997
---------------------------------------            -----------  ------------ -----------  -----------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership               $     6,582   $        -   $        -   $      6,582
   Northview Limited Partnership                             -            -            -              -
   Springwater Limited Partnership                           -            -            -              -
   Sunflower Park Limited Partnership                  137,000            -            -        137,000
   Thunderbird Apartments, Ltd. I                       16,706            -            -         16,706
                                                   -----------    ---------  -----------    -----------
                                                       160,288            -            -        160,288
                                                   -----------    ---------  -----------    -----------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership                 2,375,000            -            -      2,375,000
   Northview Limited Partnership                     1,875,000            -            -      1,875,000
   Springwater Limited Partnership                   2,810,100            -            -      2,810,100
   Sunflower Park Limited Partnership                2,269,125            -            -      2,269,125
   Thunderbird Apartments, Ltd. I                    2,375,000            -            -      2,375,000
                                                   -----------    ---------  -----------    -----------
                                                    11,704,225            -            -     11,704,225
                                                   -----------    ---------  -----------    -----------

19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                         423,000            -            -        423,000
                                                   -----------    ---------  -----------    -----------

Accrued Interest Receivable:
   Country Acres Limited Partnership                 2,819,132      332,500     (106,473)     3,045,159
   Northview Limited Partnership                     2,225,248      262,500      (77,010)     2,410,738
   Springwater Limited Partnership                   3,372,167      393,414     (139,042)     3,626,539
   Sunflower Park Limited Partnership                1,016,527            -     (107,869)       908,658
   Thunderbird Apartments, Ltd. I                    3,247,198      332,500      (98,395)     3,481,303
   Wesbak Housing Fund I, Ltd.                       1,196,033       82,485            -      1,278,518
                                                   -----------    ---------    ---------   ------------
                                                    13,876,305    1,403,399     (528,789)    14,750,915
                                                   -----------    ---------    ---------   ------------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership                (4,281,574)    (260,003)           -     (4,541,577)
   Northview Limited Partnership                    (3,581,503)    (207,830)           -     (3,789,333)
   Springwater Limited Partnership                  (5,133,050)    (180,339)           -     (5,313,389)
   Sunflower Park Limited Partnership               (2,650,418)     (30,727)     107,869     (2,573,276)
   Thunderbird Apartments, Ltd. I                   (4,409,707)    (234,105)           -     (4,643,812)
   Wesbak Housing Fund I, Ltd.                      (1,619,033)     (82,485)           -     (1,701,518)
                                                  ------------   ----------    ---------   ------------
                                                   (21,675,285)    (995,489)     107,869    (22,562,905)
                                                  ------------   ----------    ---------   ------------

                                                   $ 4,488,533   $  407,910    $(420,920)  $  4,475,523
                                                  ============   ==========    ==========  ============

                           AMERICAN HOUSING PARTNERS

                        AMOUNTS DUE FROM RELATED PARTIES

                          YEAR ENDED DECEMBER 31, 1996

                                                                     SCHEDULE IV

                                                                                Foreclosure
                                                                                Reductions       Balance at
                                                    January                         and         December 31,
            Partnerships                              1996          Additions    Payments        1996
---------------------------------------            -----------     ------------ ------------   ------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership                 $  6,582        $       -   $         -    $     6,582
   Northview Limited Partnership                            -                -             -              -
   Sierra Nevada Apartments, Ltd. I                   338,778                -      (338,778)             -
   Springwater Limited Partnership                          -        ---------  ------------    -----------
   Sunflower Park Limited Partnership                 137,000                -             -        137,000
   Thunderbird Apartments, Ltd. I                      16,706                -             -         16,706
                                                    ---------        ---------   -----------    -----------
                                                      499,066                -      (338,778)       160,288
                                                    ---------        ---------   -----------    -----------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership                2,375,000                -             -      2,375,000
   Northview Limited Partnership                    1,875,000                -             -      1,875,000
   Sierra Nevada Apartments, Ltd. I                 6,549,300                -    (6,549,300)             -
   Springwater Limited Partnership                  2,810,100                -             -      2,810,100
   Sunflower Park Limited Partnership               2,269,125                -             -      2,269,125
   Thunderbird Apartments, Ltd. I                   2,375,000                -             -      2,375,000
                                                   ----------        ---------   -----------    -----------
                                                   18,253,525                -    (6,549,300)    11,704,225
                                                   ----------        ---------   -----------    -----------

19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                        423,000                -             -        423,000
                                                   ----------        ---------    ----------    -----------


Accrued Interest Receivable:
   Country Acres Limited Partnership                2,593,272           332,500     (106,640)     2,819,132
   Northview Limited Partnership                    2,039,443           262,500      (76,695)     2,225,248
   Sierra Nevada Apartments, Ltd. I                 2,846,145                 -   (2,846,145)             -
   Springwater Limited Partnership                  3,097,806           393,414     (119,053)     3,372,167
   Sunflower Park Limited Partnership               1,125,429                 -     (108,902)     1,016,527
   Thunderbird Apartments, Ltd. I                   2,955,577           332,500      (40,879)     3,247,198
   Wesbak Housing Fund I, Ltd.                      1,113,548            82,485            -      1,196,033
                                                   ----------         ---------   ----------    -----------
                                                   15,771,220         1,403,399   (3,298,314)    13,876,305
                                                   ----------         ---------   ----------    -----------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership               (4,024,029)         (257,545)           -     (4,281,574)
   Northview Limited Partnership                   (3,374,864)         (206,639)           -     (3,581,503)
   Sierra Nevada Apartments, Ltd. I                (4,909,804)                -    4,909,804              -
   Springwater Limited Partnership                 (4,827,285)         (305,765)           -     (5,133,050)
   Sunflower Park Limited Partnership              (2,730,665)          (28,655)     108,902     (2,650,418)
   Thunderbird Apartments, Ltd. I                  (4,118,086)         (291,621)           -     (4,409,707)
   Wesbak Housing Fund I, Ltd.                     (1,536,548)          (82,485)           -     (1,619,033)
                                                  -----------        ----------   ----------    -----------
                                                  (25,521,281)       (1,172,710)   5,018,706    (21,675,285)
                                                  -----------        ----------   ----------    -----------

                                                  $ 9,425,530       $   230,689  $(5,167,686)  $  4,488,533
                                                  ===========        ==========   ==========    ===========

                                                                     SCHEDULE IV

                           AMERICAN HOUSING PARTNERS

                 AMOUNTS DUE FROM RELATED PARTIES - CONTINUED

                         YEAR ENDED DECEMBER 31, 1995



                                                      Balance at                        Reductions      Balance at
                                                      January 1,                           and         December 31,
           Partnerships                                  1995            Additions       Payments          1995
---------------------------------------              -------------      -----------     ----------     ------------
Deferred Cash Payments Receivable:
   Country Acres Limited Partnership                 $     6,582        $         -     $        -     $      6,582
   Northview Limited Partnership                               -                  -              -                -
   Sierra Nevada Apartments, Ltd. I                      338,778                  -              -          338,778
   Springwater Limited Partnership                             -                  -              -                -
   Sunflower Park Limited Partnership                    137,000                  -              -          137,000
   Thunderbird Apartments, Ltd. I                         16,706                  -              -           16,706
                                                     -----------        -----------     ----------     ------------
                                                         499,066                  -              -          499,066
                                                     -----------        -----------     ----------     ------------

14% All-inclusive Notes Receivable:
   Country Acres Limited Partnership                   2,375,000                  -              -        2,375,000
   Northview Limited Partnership                       1,875,000                  -              -        1,875,000
   Sierra Nevada Apartments, Ltd. I                    6,549,300                  -              -        6,549,300
   Springwater Limited Partnership                     2,810,100                  -              -        2,810,100
   Sunflower Park Limited Partnership                  2,269,125                  -              -        2,269,125
   Thunderbird Apartments, Ltd. I                      2,375,000                  -              -        2,375,000
                                                     -----------        -----------      ---------      -----------
                                                      18,253,525                  -              -       18,253,525
                                                     -----------        -----------      ---------      -----------

19.5% Note Receivable:
   Wesbak Housing Fund I, Ltd.                           423,000                  -              -          423,000
                                                     -----------        -----------      ---------      -----------

Accrued Interest Receivable:
   Country Acres Limited Partnership                   2,367,413            332,500       (106,641)       2,593,272
   Northview Limited Partnership                       1,862,646            262,500        (85,703)       2,039,443
   Sierra Nevada Apartments, Ltd. I                    2,846,145                  -              -        2,846,145
   Springwater Limited Partnership                     2,827,260            393,414       (122,868)       3,097,806
   Sunflower Park Limited Partnership                  1,233,299                  -       (107,870)       1,125,429
   Thunderbird Apartments, Ltd. I                      2,623,077            332,500              -        2,955,577
   Wesbak Housing Fund I, Ltd.                         1,031,063             82,485              -        1,113,548
                                                     -----------        -----------      ---------      -----------
                                                      14,790,903          1,403,399       (423,082)      15,771,220
                                                     -----------        -----------      ---------      -----------

Deferred Gain and Interest Income:
   Country Acres Limited Partnership                  (3,768,620)          (255,409)             -       (4,024,029)
   Northview Limited Partnership                      (3,178,637)          (196,227)             -       (3,374,864)
   Sierra Nevada Apartments, Ltd. I                   (4,909,804)                 -              -       (4,909,804)
   Springwater Limited Partnership                    (4,527,452)          (299,833)             -       (4,827,285)
   Sunflower Park Limited Partnership                 (2,811,811)           (26,724)       107,870       (2,730,665)
   Thunderbird Apartments, Ltd. I                     (3,785,586)          (332,500)             -       (4,118,086)
   Wesbak Housing Fund I, Ltd.                        (1,454,063)           (82,485)             -       (1,536,548)
                                                     -----------        -----------      ---------      -----------
                                                     (24,435,973)        (1,193,178)       107,870      (25,521,281)
                                                     -----------        -----------      ---------      -----------

                                                     $ 9,530,521        $   210,221      $(315,212)     $ 9,425,530
                                                     ===========        ===========      =========      ===========

                           AMERICAN HOUSING PARTNERS

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                               DECEMBER 31, 1997

                                                                     SCHEDULE XI

                                                                                          Land,
                                                                                          Buildings,
                                                                                          Equipment,
                                                                Initial Cost to           and Furnish-
                                                                  Partnership             ings Costs
                                                              ----------------------
                              Number -                                   Buildings,       Capitalized
                              Type of        Outstanding                 Equipment,       Since
Partnership/Location          Apartments     Mortgage          Land      Furnishings      Completion            Land
------------------------      ----------     -----------    -----------  -----------      ------------       -----------
Columbia-Jennifer,            50-Garden      $   674,393    $    21,907  $ 1,011,149      $          -       $    21,907
  Ltd; Columbus, OH

Homestead Limited             102-Garden       6,667,110        196,866    2,694,378         3,628,118           425,939
  Dividend Housing            48-Town-
  Association;                house
  Portage, MI

Pine Villa                    50-Garden          505,273         46,334      789,603           625,204            68,276
  Associates;
  Spokane, WA

Tanglewood Terrace,           196-Garden       1,605,416         91,733    2,856,587           502,643            91,733
  Ltd; Texarkana, TX

Woodhaven Apartments          72-Garden        1,007,733         79,768    1,698,994           604,771           118,783
  Associates;
  Spokane, WA
                                            ------------       --------   ----------        ----------       -----------
                                            $ 10,459,925       $436,608   $9,050,711        $5,360,736       $   726,638
                                            ============       ========   ==========        ==========       ===========
                                                                                                     Lives
                                                                                                     on Which
                                   Amount at Which Carried at                                        Depreciation
                                       Close of Period                                               in Latest
                             ------------------------------------
                                Buildings                                                            Statement of
                                Equipment,                        Accumulated       Construction     Operations
Partnership/Location            Furnishings         Total         Depreciation      Period           is Computed
------------------------        -----------       -----------     ------------      ------------     -----------
Columbia-Jennifer,              $ 1,011,149       $ 1,033,056      $   730,470         1975-1976          8-33
  Ltd; Columbus, OH

Homestead Limited                 6,093,423         6,519,362        3,021,675         1971-1972          4-33
  Dividend Housing
  Association;
  Portage, MI

Pine Villa                        1,392,865         1,461,141          933,988         1971-1972          5-33
  Associates;
  Spokane, WA

Tanglewood Terrace,               3,359,230         3,450,963        2,780,789         1971-1973          5-33
  Ltd; Texarkana, TX

Woodhaven Apartments              2,264,750         2,383,533        1,818,028         1972-1973          5-36
  Associates;
  Spokane, WA
                                -----------       -----------      -----------
                                $14,121,417       $14,848,055      $ 9,284,950
                                ===========       ===========      ===========

                           AMERICAN HOUSING PARTNERS

                             NOTES TO THE SCHEDULE                   SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. Each limited partnership owns and operates a multi-family, HUD-regulated, residential housing project. During the related construction stage, all costs of developing the projects were included in construction-in-progress. Upon substantial completion, the costs were reclassified to building and improvements.

2. The aggregate cost of land, buildings, equipment and furnishings for federal income tax purposes at December 31, 1997, 1996 and 1995 is $14,387,256, $14,257,194 and $14,095,555, respectively.

3. Investments in property and equipment:

   Cost:
          Balance, January 1, 1995             $13,765,868

          Additions                                790,483

          Retirements                                    -
                                               -----------

          Balance, December 31, 1995            14,556,351

          Additions                                168,794

          Retirements                               (7,155)
                                               -----------

          Balance, December 31, 1996            14,717,990

          Additions                                130,065

          Retirements                                    -
                                               -----------

          Balance, December 31, 1997           $14,848,055
                                               ===========

                           AMERICAN HOUSING PARTNERS

                       NOTES TO THE SCHEDULE - CONTINUED             SCHEDULE XI

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF LIMITED
            PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS AN INVESTMENT

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3. Investments in property and equipment (Continued):

   Accumulated depreciation:

          Balance, January 1, 1995                            $8,133,960

          Depreciation charged to expense during
           the year                                              380,015

          Retirements                                                  -
                                                              ----------

          Balance, December 31, 1995                           8,513,975

          Depreciation charged to expense during
           the year                                              388,644

          Retirements                                             (4,280)
                                                              ----------

          Balance, December 31, 1996                           8,898,339

          Depreciation charged to expense during
           the year                                              386,611

          Retirements                                                  -
                                                              ----------

          Balance, December 31, 1997                          $9,284,950
                                                              ==========

                                                                    SCHEDULE XII

                          AMERICAN HOUSING PARTNERS

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1997



First mortgages, interests in which were assigned to the Partnership upon sale of the real estate by the selling limited partnerships:

                                                                                                    (1)           (1)
                                                                                 Final            Monthly         Face
                                                         Type of     Interest   Maturity          Payments     Amount of
          Partnership/Location                           Property      Rate       Date           to Maturity   Mortgages
-----------------------------------------------------   ----------   --------   --------------   -----------   ----------
Country Acres Apartments; La Porte, Indiana             Apartments   7%         February, 2013     $ 8,473     $1,352,230

Northview Gardens Apartments; Henry County, Virginia    Apartments   7%         June, 2014           6,115        984,000

Springwater Apartments; Denver, Colorado                Apartments   10% (2)    August, 1998 (2)    10,213 (2)  1,225,500 (2)

Sunflower Park Apartments; Kansas City, Kansas          Apartments   7%         September, 2014      8,558      1,377,225

Thunderbird Apartments; Las Vegas, Nevada               Apartments   7%         December, 2012      11,125      1,659,365
                                                                                                   -------     ----------
                                                                                                   $44,484     $6,598,320
                                                                                                   =======     ==========

                                                                (1)
                                                              Carrying
                                                              Amount of
          Partnership/Location                                Mortgages
----------------------------------------------------        -------------
Country Acres Apartments; La Porte, Indiana                 $     948,606

Northview Gardens Apartments; Henry County, Virginia              716,890

Springwater Apartments; Denver, Colorado                        1,225,500

Sunflower Park Apartments; Kansas City, Kansas                  1,011,394

Thunderbird Apartments; Las Vegas, Nevada                       1,322,334
                                                            -------------
                                                            $   5,224,724
                                                            =============

The Springwater obligation is a conventioned loan, while those for the other projects are HUD-insured.

   (1)  Partnership's share

   (2) Subsequent to December 31, 1997, the Springwater loan was paid with the proceeds of a new conventional loan, the terms of which are follows:

See notes to the schedule.

               Interest rate                      7.65%
               Final maturity date                2023
               Monthly payments                $20,273
               Amount                       $2,707,500

                                                                    SCHEDULE XII

                           AMERICAN HOUSING PARTNERS

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                               DECEMBER 31, 1997



HUD insured first mortgages on properties owned by limited partnerships in which the Partnership has an investment:

                                                                                                (1)           (1)           (1)
                                                                               Final          Monthly         Face        Carrying
                                                          Type of  Interest   Maturity        Payments      Amount of     Amount of
          Partnership/Location                           Property    Rate      Date          to Maturity    Mortgages     Mortgages
-----------------------------------------------------   ----------   ----  ---------------   -----------    ----------    ----------
Columbia-Jennifer, Ltd.; Columbus, Ohio                 Apartments    7%   September, 2016      $ 5,390     $  867,400    $  674,393

Homestead Limited Dividend Housing Association;
 Portage, Michigan                                      Apartments  6.5%   January, 2013         16,378      2,935,400     1,859,852

Pine Villa Associates; Spokane, Washington              Apartments    8%   May, 2012              4,930        709,000       505,273

Tanglewood Terrace, Ltd.; Texarkana, Texas              Apartments    7%   September, 2013       14,391      2,315,800     1,605,416

Woodhaven Apartments Associates; Spokane, Washington    Apartments    7%   November, 2013         8,765      1,410,500     1,007,733
                                                                                                -------     ----------    ----------
                                                                                                $49,854     $8,238,100    $5,652,667
                                                                                                =======     ==========    ==========
HUD insured second mortgages on properties owned by limited
partnerships in which the Partnership has an investment:

Homestead Limited Dividend Housing Association;
 Portage, Michigan                                    Apartments    8.75%       2036            $36,367     $4,835,000   $ 4,807,258
                                                                                                =======    ===========   ===========

                                                                                       Total                             $10,459,925
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

                               DECEMBER 31, 1997

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

3.   Carrying amount of the mortgage loans:

                                                                 (2)
                                                            Mortgage Loans
                                                 (1)         of Limited
                                               Mortgage     Partnerships
                                           Loans Assigned   in Which the
                                              to the       Partnership Has
                                            Partnership     an Investment
                                            -----------    ---------------
     Balance at January 1, 1995             $10,330,318       $ 9,865,564

     Borrowings during the year                       -           953,518

     Payments on principal during
      the year                                 (104,991)         (172,119)
                                            -----------       -----------

     Balance at December 31, 1995            10,225,327        10,646,963

     Borrowings during the year                       -           222,201

     Payments on principal during
      the year                                 (112,578)         (196,934)

     Foreclosure during the year             (4,875,015)                -
                                            -----------       -----------

     Balance at December 31, 1996             5,237,734        10,672,230

     Borrowings during the year                       -                 -

     Payments on principal during the
      year - Net of refinance proceeds          (13,010)         (212,305)
                                            -----------       -----------

     Balance at December 31, 1997           $ 5,224,724       $10,459,925
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

                         YEAR ENDED DECEMBER 31, 1997



The following schedule summarizes the cumulative equity in net income and losses and cash distributions not recorded in the investments in and advances to limited partnerships account, as the carrying values of the investments are at zero:

                                                                                                            (A)
                                 % of     % of Interest    Balance                           Equity in      Cash         Balance
                               Ownership    in Profit      January      Adjust-    Invest-   Net Income    Distri-       December
    Limited Partnership        Interest     and Losses     1, 1997       ments      ments      (Loss)      butions       31, 1997
----------------------------   ---------  -------------  ----------    --------   --------   ----------   ---------    -----------
Columbia-Jennifer, Ltd.          98.98%        98.98%    $  (258,069)  $    742   $      -   $    7,838   $  (5,498)   $  (254,987)
Homestead Limited Dividend
 Housing Associates              99.00         99.00        (838,281)        (1)         -      105,745    (102,424)      (834,961)
Pine Villa Associates            98.52         99.00          (8,008)         -          -       47,030           -         39,022
Tanglewood Terrace, Ltd.         99.00         99.00      (1,350,550)         -          -      (31,745)          -     (1,382,295)
Woodhaven Apartments
 Associates                      95.00         99.00        (425,369)         -          -       28,699           -       (396,670)
                                                         -----------   --------    -------   ----------   ---------    -----------
                                                         $(2,880,277)  $    741    $     -   $  157,567   $(107,922)   $(2,829,891)
                                                         ===========   ========    =======   ==========   =========    ===========

                                             (A)  Cash distributions                                                   $  (107,922)
                                                  Cash distribution reflected
                                                  by partnership in 1996 but
                                                  not received until 1997                                                  (14,783)
                                                                                                                       -----------

                                                     1997 Income                                                       $  (122,705)
                                                                                                                       ===========